Form 10-Q
period 2021-09-30
Iconic Sports Acquisition Corp.
filed 2021-12-10
CIK 1858351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40953

Iconic Sports Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1596288
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

190 Elgin Avenue George Town, Grand Cayman KY1-9008 Cayman Islands
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: +44 (0) 2703 93702

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	ICNC.U	The New York Stock Exchange
Class A ordinary shares included as part of the Units	ICNC	The New York Stock Exchange
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	ICNC WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 15 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 15 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

◻ Large accelerated filer	◻Accelerated filer
⌧ Non-accelerated filer	⌧ Smaller reporting company
⌧ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ⌧  No ◻

As of December 10, 2021, there were 34,500,000 Class A ordinary shares, $0.0001 par value per share, and 8,625,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

Iconic Sports Acquisition Corp.

Quarterly Report on Form 10-Q

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of September 30, 2021 (unaudited)	1

	Condensed Statements of Operations for the three months ended September 30, 2021 and the period from April 15, 2021 (Inception) through September 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Shareholder’s Equity for the period from April 15, 2021 (Inception) through September 30, 2021 (unaudited)	3

	Condensed Statement of Cash Flows for the period from April 15, 2021 (Inception) through September 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION		18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

SIGNATURES		21

i

Item 1. Financial Statements

ICONIC SPORTS ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(Unaudited)

ASSETS
Current assets
Cash	$3,442
Total current assets	3,442
Deferred offering costs	638,091
Total Assets	$641,533

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accrued expenses	$7,911
Accrued offering costs	471,207
Promissory note – related party	151,450
Total Liabilities	630,568

Commitments and contingencies (Note 8)

Shareholder’s Equity

Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—

Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)	863
Additional paid-in capital	24,137
Accumulated deficit	(14,035)
Total Shareholder’s Equity	10,965
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$641,533

(1)	On October 21, 2021, the Company issued a share capitalization, resulting in an increase of 1,437,500 Class B ordinary shares for a total of 8,625,000 Class B ordinary shares issued and outstanding. The financial statements and related information have been retrospectively restated to present the share capitalization (see Note 8). Includes up to 1,125,000 Class B ordinary shares that were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

ICONIC SPORTS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the
		Period from
		April 15, 2021
		(Inception)
	Three Months Ended	Through
	September 30,	September 30,
	2021	2021

Formation costs	$2,154	$14,035
Net loss	(2,154)	(14,035)

Basic and diluted weighted average shares outstanding(1)	7,500,000	7,500,000
Basic and diluted net loss per Class B ordinary shares	$(0.00)	$(0.00)

(1)	On October 21, 2021, the Company issued a share capitalization, resulting in an increase of 1,437,500 Class B ordinary shares for a total of 8,625,000 Class B ordinary shares issued and outstanding. The financial statements and related information have been retrospectively restated to present the share capitalization (see Note 8). Excludes up to 1,125,000 Class B ordinary shares that were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

ICONIC SPORTS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM APRIL 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — April 15, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(11,881)	(11,881)
Balance — June 30, 2020 (unaudited)	—	—	8,625,000	863	24,137	(11,881)	13,119
Net loss	—	—	—	—	—	(2,154)	(2,154)
Balance – September 30, 2020 (unaudited)	—	$—	8,625,000	$863	$24,137	$(14,035)	$10,965

(1)	On October 21, 2021, the Company issued a share capitalization, resulting in an increase of 1,437,500 Class B ordinary shares for a total of 8,625,000 Class B ordinary shares issued and outstanding. The financial statements and related information have been retrospectively restated to present the share capitalization (see Note 8). Includes up to 1,125,000 Class B ordinary shares that were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

ICONIC SPORTS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(14,035)
Adjustments to reconcile net loss to net cash used in operating activities
Formation costs paid by the Sponsor	3,969
Changes in operating assets and liabilities:
Accrued expenses	7,911
Net cash used in operating activities	(2,155)

Cash Flows from Financing Activities:
Proceeds from promissory note	55,000
Payments of offering costs	(49,403)
Net cash provided by financing activities	5,597
Net Change in Cash	3,442
Cash — Beginning	—
Cash — Ending	$3,442

Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$471,207
Deferred offering costs paid by Sponsor for Class B ordinary shares	$25,000
Issuance of related party notes for deferred offering cost	$92,481

The accompanying notes are an integral part of these condensed financial statements.

ICONIC SPORTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 1 — Description of Organization, Business Operations and Liquidity

Organization and General

Iconic Sports Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on April 15, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from April 15, 2021 (inception) through September 30, 2021, relates to the Company’s formation and its initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s IPO was declared effective on October 21, 2021 (the “Effective Date”). On October 26, 2021, the Company consummated the IPO of 34,500,000 Units (as defined below) at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 17,025,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) to certain funds and accounts managed by Iconic Sports Management LLC (the “Sponsor”), generating proceeds of $17,025,000 from the sale of the Private Placement Warrants. Upon the closing of the IPO and the Private Placement, approximately $353,625,000 (approximately $10.25 per Unit) of the net proceeds of the IPO and certain of the proceeds of the Private Placement was placed in the Trust Account (as defined below), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee.

Transaction costs of the IPO amounted to $16,966,617 consisting of $5,900,000 of underwriting discount, $10,325,000 of deferred underwriting discount and $741,617 of other offering costs. Of the transaction costs, $833,823 was included within accumulated deficit and $16,132,794 was included as a reduction to proceeds.

Liquidity and Management’s Plan

Management believes that the funds which the Company has available following the completion of the IPO will enable it to sustain operations for a period of at least one-year from the issuance date this financial statement. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statement has been alleviated.

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least a year from the date the financial statements were issued, and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the COVID-19 virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act (as defined below)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $3,442 of operating cash and no cash equivalents as of September 30, 2021.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture, plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. Weighted average ordinary shares were reduced for the effect of an aggregate of 1,125,000 Founder Shares (as defined below) that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 3). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic ordinary share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021, the Company has not experienced losses on this account.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs as of September 30, 2021 were $638,091 which consist of costs that are directly related to the IPO. The Company has concluded that a portion of the transaction costs which directly relate to the IPO and Private Placement should be allocated to the Public Warrants (as defined below) upon their issuance, based on their relative fair value against total proceeds and recognized as transaction costs in the statement of operations. The remaining costs were charged to temporary shareholder’s equity upon completion of the IPO.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. This guidance is effective as of January 1, 2022 (Early adoption is permitted effective January 1, 2021). The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Public Offering

Pursuant to the IPO, on October 26, 2021 the Company sold 34,500,000 units (the “Units”) at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share  and one-half of one Public Warrant (as defined below). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share, $0.0001 par value per share (“Class A Ordinary Share”), at a price of $11.50 per Class A Ordinary Share, subject to adjustments (see Note 6).

An aggregate of $10.25 per Unit sold in the IPO is held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company.

Note 4 — Private Placement

The Company entered into an agreement with the Sponsor pursuant to which the Sponsor purchased an aggregate of 17,025,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (approximately $17,025,000 in the aggregate), in the Private Placement that occurred simultaneously with the closing of the IPO. Each Private Placement Warrant is exercisable for one Class A Ordinary Share at an exercise price of  $11.50 per Class A Ordinary Share, subject to adjustments (see Note 6). A portion of the proceeds from the Private Placement Warrants has been added to the proceeds from the IPO to be held in the Trust Account. The Company will have until 18 months (or 21 months, as applicable) from the closing of the IPO to complete a Business Combination (the “Combination Period”). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Class A Ordinary Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On April 20, 2021, the Sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 11,500,000 Class B Ordinary Shares (the “Founder Shares”). On September 29, 2021, the Sponsor forfeited 4,312,500 Founder Shares for no additional consideration resulting in a decrease in the total number of Founder Shares outstanding to 7,187,500. On October 21, 2021, the Company effected a share capitalization with respect to its Founder Shares of 1,437,500 shares thereof, resulting in all of our shareholders immediately prior to the consummation of the IPO, including all of our officers and directors, to the extent they hold such shares (collectively, the “Initial Shareholders”) holding an aggregate of 8,625,000 Founder Shares.

The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the Business Combination and (B) subsequent to the Business Combination, (x) if the closing price of Class A Ordinary Shares equals or exceeds $12.00 per Class A Ordinary Share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

In April 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the consummation of the IPO. As of September 30, 2021, there was $151,450 outstanding under the Promissory Note, which was paid in full upon the IPO.

Administrative Support Agreement

Commencing on October 21, 2021, the Company will pay the Sponsor a total of $50,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers and directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, no Working Capital Loans were outstanding.

Note 6 — Shareholder’s Equity

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Company’s Class A Ordinary Shares are entitled to one vote for each share. At September 30, 2021, there were no Class A Ordinary Shares issued and outstanding.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. On October 21, 2021, the Company issued a share capitalization, resulting in an increase of 1,437,500 Class B ordinary shares for a total of 8,625,000 Class B ordinary shares issued and outstanding as of September 30, 2021. Holders of Class A Ordinary Shares and Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A Ordinary Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of a Business Combination, the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the IPO plus all Class A Ordinary Shares and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination).

Note 7 — Warrants

The Company accounts for the 34,275,000 warrants issued in connection with the IPO (the 17,250,000 Public Warrants and the 17,025,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless a unit holder purchased at least three units, they will not be able to receive or trade a whole warrant. The Public Warrants will become exercisable 30 days after the completion of a Business Combination.

The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable, and the Company will not be obligated to issue any Class A Ordinary Shares upon exercise of a Public Warrant unless the Class A Ordinary Share issuable upon such Public Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Public Warrants.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Public Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the Public Warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A Ordinary Shares is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants is not effective by the 60th day after the closing of a Business Combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $18.00: Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each Public Warrant holder;
●	if, and only if, the last reported sale price (the “closing price”) of Class A Ordinary Shares equals or exceeds $18.00 per Class A Ordinary Share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A Ordinary Shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per Class A Ordinary Shares (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at $0.10 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A Ordinary Shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A Ordinary Shares; and
●	if, and only if, the last reported sale price of the Class A Ordinary Share equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption to the Public Warrant holders.

In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A Ordinary Share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per Class A Ordinary Share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per Class A Ordinary Share redemption trigger price and the “Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $10.00” described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per Class A Ordinary Share redemption trigger price described above under “Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of Class A Ordinary Shares as described above under “Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $10.00”). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

Note 8 — Commitments and Contingencies

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration and shareholder rights agreement dated as of October 26, 2021 (the “Registration and Shareholder Rights Agreement”), requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A Ordinary Shares). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Registration and Shareholder Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 4,500,000 additional Units to cover over-allotments at the IPO price less the underwriting discount. On October 25, 2021 the underwriters exercised the over-allotment option in full, generating an additional $45,000,000 in gross proceeds. As a result of the over-allotment being exercised in full, the Sponsor did not forfeit any Founder Shares back to the Company. The underwriters were entitled to a cash underwriting discount of $5,900,000 in the aggregate, paid at the closing of the IPO. In addition, $0.35 per Unit, or $10,325,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 9 — Subsequent Events

Management has evaluated the impact of subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as described below:

On October 21, 2021, the Company issued a share capitalization, resulting in an increase of 1,437,500 Class B ordinary shares for a total of 8,625,000 Class B ordinary shares issued and outstanding. The financial statements and related information have been retrospectively restated to present the share capitalization.

The registration statement for the Company’s IPO was declared effective on October 21, 2021. On October 26, 2021, the Company consummated the IPO of 34,500,000 Units at $10.00 per Unit, generating gross proceeds of  $345,000,000, including  4,500,000 shares exercised by the underwriters’ over-allotment option in full.

Simultaneously with the closing of the IPO, the Company consummated the sale of 17,025,000 Private Placement Warrants at a price of $1.00 per Private Warrant in the Private Placement to certain funds and accounts managed by the Sponsor, generating proceeds of $17,025,000 from the sale of the Private Placement Warrants.

Upon the closing of the IPO and the Private Placement, a total of $353,625,000 was deposited in the Trust Account.

On October 26, 2021, the Company repaid the Sponsor in full for outstanding balance of $209,855 under the promissory note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “Iconic,” “our,” “us” or “we” refer to Iconic Sports Acquisition Corp. The following discussion and analysis of Iconic’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained in Item 1. of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” and “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination. Our sponsor is Iconic Sports Management LLC, a Cayman Islands limited liability company. We have not selected any Business Combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any target business with respect to a Business Combination with us. While we may pursue a Business Combination in any business industry or sector, we intend to capitalize on the ability of our sponsor group and management team to identify, acquire and accelerate a business in the global sports industry or an adjacent sector including data and analytics, media and technology. In doing so, we intend to focus our search on iconic businesses, including sports franchises, which will complement our differentiated expertise, benefit from our strategic and hands-on operational leadership and where we believe there are opportunities for attractive risk-adjusted returns and to build a platform for future investments.

The registration statement for our IPO was declared effective on October 21, 2021. On October 26, 2021, we consummated our IPO of 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one Class A Ordinary Shares and one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $345,000,000.

Simultaneously with the closing of the IPO, pursuant to the Private Placement, the Company completed the private sale of an aggregate 17,025,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $17,025,000.

Transaction costs amounted to $16,966,617, consisting of $5,900,000 of underwriting discounts and commissions, $10,325,000 of deferred underwriting fees and $741,617 of other offering expenses. In addition, at October 26, 2021, cash of $2,290,959 was held outside of the Trust Account and is available for working capital purposes.

In connection with the closing of the IPO on October 26, 2021, a total of $353,625,000 ($10.25 per Unit) from the net proceeds from the and the sale of the Private Placement Warrants was placed in a trust account maintained by Continental, acting as trustee (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders as otherwise permitted under our amended and restated memorandum and articles of association (the “Amended Charter”).

We will have 18 months from the closing of the IPO to complete a Business Combination. However, if we anticipate that we may not be able to consummate our Business Combination within 18 months, we may, but are not obligated to, by resolution of our board of directors if requested by our Sponsor, extend the period of time to consummate a business combination once by an additional three months (for a total of 21 months to complete a Business Combination), subject to our Sponsor depositing additional funds into the Trust Account. If we have not consummated a Business Combination within 18 months (or 21 months, as applicable) from the closing of our IPO, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to consummate a Business Combination within 18 months (or 21 months, as applicable) from the closing of our IPO.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 15, 2021 (inception) to September 30, 2021 have been organizational activities and those necessary to prepare for the IPO. We do not expect to generate any operating revenues until after completion of our Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our Business Combination.

For the three months ended September 30, 2021, we had a net loss of $2,154, which resulted entirely from formation costs. For the period from April 15, 2021 (inception) through September 30, 2021, we had a net loss of $14,035, which resulted entirely from formation costs.

Liquidity and Capital Resources

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our Business Combination. We may withdraw interest income (if any) to pay taxes, if any. Our annual tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021, we had $3,442 of cash and working capital deficit of $627,126. On October 26, 2021, the Company closed its IPO of 34,500,000 Units at $10.00 per Unit, generating gross proceeds of $345,000,000. Simultaneously with the closing of the IPO, the Company consummated the Private Placement of 17,025,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $17,025,000.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares and a loan of up to $300,000 under an unsecured and noninterest bearing promissory note. Subsequent to the consummation of the IPO, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). To date, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or to redeem a significant number of our public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $50,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on October 21, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 4,500,000 additional Units to cover over-allotments at the IPO price less the underwriting discount. On October 25, 2021 the underwriters exercised the over-allotment option in full, generating an additional $45,000,000 in gross proceeds. As a result of the over-allotment being exercised in full, the Sponsor did not forfeit any Founder Shares back to the Company. The underwriters were entitled to a cash underwriting discount of $5,900,000 in the aggregate, paid at the closing of the IPO. In addition, $0.35 per Unit, or $10,325,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs Associated with the IPO

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs at September 30, 2021 of $638,091, consist of costs that are directly related to the IPO. The Company has concluded that a portion of the transaction costs which directly relate to the IPO and Private Placement should be allocated to the warrants upon their issuance, based on their relative fair value against total proceeds and recognized as transaction costs in the statement of operations. The remaining costs were charged to temporary shareholder’s equity upon completion of the IPO.

Net Loss Per Common Share

Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture, plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. Weighted average ordinary shares were reduced for the effect of an aggregate of 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic ordinary share for the periods presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective as of January 1, 2022 (Early adoption is permitted effective January 1, 2021). The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we did not have any off-balance sheet arrangements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our IPO or until we otherwise no longer qualify as an “emerging growth company.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our co-principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our final prospectus filed with the SEC on October 25, 2021 (“Final Prospectus”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in our Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2021, we consummated our IPO of 34,500,000 Units, inclusive of 4,500,000 Units sold to the underwriters upon the underwriters’ election to fully exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $345,000,000. Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC acted as representatives of the underwriters. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-260096 and 333-260421). The registration statements became effective on October 21, 2021.

Simultaneously with the consummation of the IPO and the full exercise of the over-allotment option, we consummated the Private Placement of 17,025,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $17,025,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the IPO, including the over-allotment option, and the sale of the Private Placement Warrants, $353,625,000 was placed in the Trust Account.

We incurred $16,966,617 in transaction costs, including $5,900,000 of underwriting fees, $10,325,000 of deferred underwriting fees and $741,617 of other offering costs in connection with the IPO and the Private Placement.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement by and among the Company and Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Warrant Agreement between Continental and the Company.(1)
10.1	Investment Management Trust Agreement between Continental and the Company.(1)
10.2	Registration and Shareholder Rights Agreement by and among the Company, the Sponsor and certain shareholders of the Company.(1)
10.3	Private Placement Warrants Purchase Agreement by and between the Company and the Sponsor.(1)
10.4	Administrative Services Agreement by and between the Company and the Sponsor.(1)
10.5	Letter Agreement by and among the Company, the Sponsor and the officers and directors of the Company.(1)
10.6	Form of Indemnity Agreement(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 27, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ICONIC SPORTS ACQUISITION CORP.

Dated: December 10, 2021	By:	/s/ Fausto Zanetton
		Name:	Fausto Zanetton
		Title:	Co-Chief Executive Officer and Chief Financial Officer
(Prinicipal Financial and Accounting Officer)

Dated: December 10, 2021	By:	/s/ Gianluca Vialli
		Name:	Gianluca Vialli
		Title:	Co-Chief Executive Officer
(Prinicipal Executive Officer)