Form 10-Q
period 2022-09-30
Iconic Sports Acquisition Corp.
filed 2022-11-10
CIK 1858351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 34,500,000 Class A ordinary shares, $0.0001 par value per share, and 8,625,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ICONIC SPORTS ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, the three months ended September 30, 2021, and for the period from April 15, 2021 (Inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and for the period from April 15, 2021 (Inception) through September 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the period from April 15, 2021 (Inception) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

SIGNATURE

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICONIC SPORTS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)	(audited)
Current assets
Cash	$55,998	$923,850
Prepaid expenses – current	279,261	463,672
Total Current Assets	335,259	1,387,522
Non-current assets
Marketable securities held in Trust Account	355,740,059	353,630,892
Prepaid expenses – non-current	—	142,093
Total Non-current Assets	355,740,059	353,772,985
Total Assets	$356,075,318	$355,160,507

LIABILITIES, SHAREHOLDERS’ DEFICIT AND CLASS A REDEEMABLE SHARES
Current liabilities
Accounts payable	$39,911	$169,655
Accrued expenses	1,040,079	508,938
Accrued offering costs	66,869	84,296
Total Current Liabilities	1,146,859	762,889
Non-Current liabilities
Warrant Liability	4,134,500	19,944,000
Deferred underwriters fee payable	10,325,000	10,325,000
Total Non-current Liabilities	14,459,500	30,269,000
Total Liabilities	$15,606,359	$31,031,889

Commitments and Contingencies (Note 9)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 500,000,000 shares authorized; 34,500,000 shares issued and outstanding subject to possible redemption at redemption value of $10.31 and $10.25 as of September 30, 2022 and December 31, 2021, respectively	355,640,059	353,625,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized; 0 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(15,171,963)	(29,497,245)
Total Shareholders’ Deficit	(15,171,100)	(29,496,382)
TOTAL LIABILITIES, SHAREHOLDERS’ DEFICIT AND CLASS A REDEEMABLE SHARES	$356,075,318	$355,160,507

The accompanying notes are an integral part of the unaudited condensed financial statements.

ICONIC SPORTS ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

				For the Period
				From
				April 15, 2021
	Three Months Ended	Nine Months Ended	Three Months Ended	(Inception) Through
	September 30, 2022	September 30, 2022	September 30, 2021	September 30, 2021
Formation and operating costs	$439,583	$1,578,326	$2,154	$14,035
Loss from operations	(439,583)	(1,578,326)	(2,154)	(14,035)

Other income (expense):
Change in fair value of warrant liability	615,450	15,809,500	—	—
Unrealized gain on marketable securities held in Trust Account	907,610	1,409,960	—	—
Dividend income on marketable securities held in Trust Account	699,207	699,207	—	—
Other expense, net	2,222,267	17,918,667	—	—

Net income (loss)	$1,782,684	$16,340,341	(2,154)	$(14,035)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	34,500,000	34,500,000	—	—

Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.38	—	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,625,000	8,625,000	7,500,000	7,500,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$0.38	(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ICONIC SPORTS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A
	Ordinary Shares Subject to		Class B		Additional		Total
	Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021 (audited)	34,500,000	$353,625,000	8,625,000	$863	$—	$(29,497,245)	$(29,496,382)
Net income	—	—	—	—	—	9,104,787	9,104,787
Balance — March 31, 2022 (unaudited)	34,500,000	353,625,000	8,625,000	863	—	(20,392,458)	(20,391,595)
Remeasurement of Class A ordinary shares subject to possible redemption	—	408,242	—	—	—	(408,242)	(408,242)
Net income	—	—	—	—	—	5,452,870	5,452,870
Balance — June 30, 2022 (unaudited)	34,500,000	$354,033,242	8,625,000	$863	$—	$(15,347,830)	$(15,346,967)
Remeasurement of Class A ordinary shares subject to possible redemption	—	1,606,817	—	—	—	(1,606,817)	(1,606,817)
Net income	—	—	—	—	—	1,782,684	1,782,684
Balance — September 30, 2022 (unaudited)	34,500,000	$355,640,059	8,625,000	$863	$—	$(15,171,963)	$(15,171,100)

FOR THE PERIOD FROM APRIL 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2022

	Class A
	Ordinary Shares Subject to		Class B		Additional		Total
	Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — April 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(11,881)	(11,881)
Balance — June 30, 2021 (unaudited)	—	$—	8,625,000	$863	$24,137	$(11,881)	$13,119
Net loss	—	—	—	—	—	(2,154)	(2,154)
Balance — September 30, 2021 (unaudited)	—	$—	8,625,000	$863	$24,137	$(14,035)	$10,965

The accompanying notes are an integral part of the unaudited condensed financial statements.

ICONIC SPORTS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

		For the Period
		From
		April 15, 2021
	Nine Months Ended	(Inception) Through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$16,340,341	$(14,035)
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income on marketable securities held in Trust Account	(699,207)	—
Unrealized gain on marketable securities held in Trust Account	(1,409,960)	—
Change in fair value of warrant liability	(15,809,500)	—
Formation costs paid by Sponsor	—	3,969
Changes in operating assets and liabilities:
Prepaid expenses	326,504	—
Accounts payable	(129,744)	—
Accrued expenses	531,141	7,911
Accrued offering costs	(17,427)	—
Net cash used in operating activities	(867,852)	(2,155)

Cash Flows from Financing Activities:
Proceeds from promissory note	—	55,000
Payments of offering costs	—	(49,403)
Net cash provided by financing activities	—	5,597

Net Change in Cash	(867,852)	3,442
Cash — Beginning	923,850	—
Cash — Ending	$55,998	$3,442

Remeasurement of Class A ordinary shares subject to possible redemption	$2,015,059	$—
Deferred offering costs included in accrued offering costs	$—	$471,207
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Issuance of Promissory Note by the Sponsor to pay offering and formation costs	$—	$92,481

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

Sponsor and Initial Financing

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Initial Public Offering were declared effective on October 21, 2021. On October 26, 2021, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 17,025,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) to Iconic Sports Management LLC (the “Sponsor”), generating gross proceeds of $17,025,000, which is described in Note 5.

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

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a shareholder meeting called to approve such Business Combination or (ii) by means of a tender offer. The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to the public shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As a result, shares are recorded at their redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Going Concern

As of September 30, 2022, the Company had $55,998 in operating cash and a working capital deficit of $811,600.

The Company’s liquidity needs up to September 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “Founder Shares”) (see Note 6), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (as defined in Note 6 below). The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and its effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern through April 26, 2023, which is within one year from the date this financial statement is issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of June 30, 2022, management identified an error made in its historical financial statements, where, the Class A ordinary shares subject to possible redemption was not being measured to its redemption value, which is equal to the amount held in the Trust Account less the $100,000 withdrawable by the Company to pay for certain costs. The Company revised the Condensed Balance Sheet, Condensed Statement of Changes in Shareholder’s Equity (Deficit), and Condensed Statement of Cash Flows by remeasuring Class A ordinary shares subject to possible redemption to its redemption value.

	As Previously Reported	As Revised
	June 30, 2022	June 30, 2022
Condensed Balance Sheets:
Class A ordinary share, $0.0001 par value; 500,000,000 shares authorized; 34,500,000 issued and outstanding	353,625,000	354,033,242
Accumulated deficit	(14,939,588)	(15,347,830)

Condensed Statements of Changes in Shareholders’ Equity (Deficit):
Remeasurement of Class A ordinary shares subject to possible redemption	—	408,242

Condensed Statements of Cash Flows (Supplemental non-cash disclosure):
Remeasurement of Class A ordinary shares subject to possible redemption	—	408,242

There is no impact to the reported amounts for the total assets, total liabilities, or net income.

Note 3. Summary of Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022 (the “Annual Report”), which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $55,998 and $923,850 of operating cash as of September 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

Following the closing of the Initial Public Offering on October 26, 2021, an amount of $353,625,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the Public Shares. As of September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest in United States Treasury securities. Through September 30, 2022, the Company has not withdrawn any monies from the Trust Account.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on October 26, 2021, offering costs totaling $16,966,617 (consisting of $5,900,000 of underwriting fees, $10,325,000 of deferred underwriting fees, and $741,617 of actual offering costs, with $833,823 included in accumulated deficit as an allocation for the Public Warrants and the Private Placement Warrants, and $16,132,794 included in additional paid-in capital.

Class A Ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares, classified as temporary equity in the condensed balance sheets, are reconciled in the following table:

Gross proceeds from initial public offering	$345,000,000
Less:
Proceeds allocated to public warrants	(16,955,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(16,088,794)
Add:
Re-measurement of Class A ordinary shares subject to possible redemption	41,668,794
Class A ordinary shares subject to possible redemption, December 31, 2021	$353,625,000
Re-measurement of Class A ordinary shares subject to possible redemption	2,015,059
Class A ordinary shares subject to possible redemption, September 30, 2022	$355,640,059

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at September 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,025,000 Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The Company’s statement of operations includes a presentation of net income per ordinary share subject to possible redemption and allocates the net income into the two classes of ordinary shares in calculating net earnings per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income per ordinary share is calculated by dividing the net income by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class B ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of non-redeemable Class B ordinary shares outstanding for the period. Nonredeemable Class B ordinary shares include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

				For the Period from April
				15, 2021 (Inception)
	Three Months Ended	Nine Months Ended	Three Months Ended	Through
	September 30, 2022	September 30, 2022	September 30, 2021	September 30, 2021
Class A ordinary shares subject to possible redemption
Numerator: Income attributable to Class A ordinary shares subject to possible redemption
Net income	$1,426,147	$13,072,273	$—	—
Net income attributable to Class A ordinary shares subject to possible redemption	$1,426,147	$13,072,273	$—	—
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	34,500,000	34,500,000	—	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.04	$0.38	$—	—

Non-Redeemable Class B ordinary shares
Numerator: Net income (loss)	$356,537	$3,268,068	$(2,154)	(14,035)
Net income (loss)	$356,537	$3,268,068	$(2,154)	(14,035)
Non-redeemable net income (loss)
Denominator: Weighted average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	8,625,000	8,625,000	7,500,000	7,500,000
Basic and diluted net income (loss) per share, non-redeemable Class B ordinary shares	$0.04	$0.38	$(0.00)	(0.00)

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

Note 4. Initial Public Offering

On October 26, 2021, pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary shares and one-half of one warrant (each whole warrant, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

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

Note 5. Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 17,025,000 Private Placement Warrants at a price of $1.00 per warrant ($17,025,000 in the aggregate) in the Private Placement.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable (except as described in Note 8 below under “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00”) and exercisable on a cashless basis so long as they are held by the Sponsor, or their respective permitted transferees.

Note 6. Related Party Transactions

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

Promissory Note-Related Party

In April 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Company had borrowed $209,855 under the Promissory Note and repaid the outstanding amount in full on October 26, 2021. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers, directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Administrative Services Agreement

The Company has entered into an agreement with the Sponsor, pursuant to which the Company has agreed to pay the Sponsor a total of $50,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $150,000 and $450,000 of expenses related to the agreement, with $0 outstanding as of September 30, 2022.

Note 7. Shareholders’ Equity

Preference shares — The Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 34,500,000 shares subject to possible redemption as presented in temporary equity.

Class B ordinary shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Note 8. Warrants

The Company accounts for the 34,275,000 warrants with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The warrants do not meet the criteria to be considered indexed to the Company’s shares due to settlement provisions that result in holders of warrants receiving variable settlement amounts determined by the reference table. Additionally, an event that is not within the entity’s control could require net cash settlement, thus precluding equity classification. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

Note 9. Commitments and Contingencies

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

Note 10. Fair Value Measurements

At September 30, 2022 and December 31, 2021, the Company’s warrant liability was valued at $4,134,500 and $19,944,000, respectively. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of September 30, 2022 and December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The

Company’s transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement during the period from April 15, 2021 (inception) through December 31, 2021:

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities at April 15, 2021 (inception)	$—	$—	$—
Initial fair value at issuance of public and private placement warrants	16,955,000	16,981,000	33,936,000
Change in fair value	(6,950,000)	(7,042,000)	(13,992,000)
Transfer of public warrants to Level 1 measurement	(10,005,000)	—	(10,005,000)
Level 3 derivative warrant liabilities as of December 31, 2021	$—	$9,939,000	$9,939,000
Change in fair value	—	(4,745,000)	(4,745,000)
Level 3 derivative warrant liabilities as of March 31, 2022	$—	$5,194,000	$5,194,000
Change in fair value	—	(2,828,000)	(2,828,000)
Level 3 derivative warrant liabilities as of June 30, 2022	$—	$2,366,000	$2,366,000
Change in fair value	—	(267,000)	(267,000)
Level 3 derivative warrant liabilities as of September 30, 2022	$—	$2,099,000	$2,099,000

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

September 30, 2022

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$355,740,059	$—	$—
Liabilities
Public Warrants	$2,035,500	$—	$—
Private Placement Warrants	$—	$—	$2,099,000

December 31, 2021

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$353,630,892	$—	$—
Liabilities
Public Warrants	$10,005,000	$—	$—
Private Placement Warrants	$—	$—	$9,939,000

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

Based on the applied volatility assumption and the expected term to a business combination noted below, the Company determined that the risk-neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model. As of September 30, 2022 and December 31, 2021, the fair value of the Private Placement Warrants was determined to be $0.12 and $0.58, respectively, per warrant for an aggregate value of $2,099,000 and $9,939,000, respectively. As of September 30, 2022 and December 31, 2021, the Public Warrants had a stated market value of $0.12 and $0.58, respectively, per warrant for an aggregate value of $2,035,500 and $10,005,000, respectively.

The following table presents the changes in the fair value of derivative warrant liabilities from April 15, 2021 (inception) through September 30, 2022:

			Total
		Private	Derivative
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities as of April 15, 2021 (inception)	$—	$—	$—
Initial fair value at issuance of public and private placement warrants	16,955,000	16,981,000	33,936,000
Change in fair value	(6,950,000)	(7,042,000)	(13,992,000)
Derivative warrant liabilities as of December 31, 2021	$10,005,000	$9,939,000	$19,944,000
Change in fair value	(4,743,750)	(4,745,000)	(9,488,750)
Derivative warrant liabilities as of March 31, 2022	$5,261,250	$5,194,000	$10,455,250
Change in fair value	(2,877,300)	(2,828,000)	(5,705,300)
Derivative warrant liabilities as of June 30, 2022	$2,383,950	$2,366,000	$4,749,950
Change in fair value	(348,450)	(267,000)	(615,450)
Derivative warrant liabilities as of September 30, 2022	$2,035,500	$2,099,000	$4,134,500

The key inputs into the Black-Scholes model formula were as follows at September 30, 2022 and December 31, 2021:

	Private Placement Warrants
	September 30, 2022	December 31, 2021
Input
Ordinary share price	$10.14	$9.93
Exercise price	$11.50	$11.50
Risk-free rate of interest	3.97%	1.33%
Volatility	7.68%	11.42%
Term	5.50	5.81
Warrant to buy one share (adjusted for the probability of dissolution)	$0.118	$0.584
Dividend yield	0.00%	0.00%

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

Note 11. Subsequent Events

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

Results of Operations

Our entire activity from inception through September 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended September 30, 2022, we had net income of $1,782,645, which consisted of $439,583 of formation and operating expenses, offset by a gain of $615,450 for the change in fair value of the warrant liability, dividend income on marketable securities held in trust of 699,207, and an unrealized gain of $907,610 on marketable securities held in trust.

For the nine months ended September 30, 2022, we had net income of $16,340,341, which consisted of $1,578,326 of formation and operating expenses, offset by a gain of $15,809,500 for the change in fair value of the warrant liability, dividend income on marketable securities held in trust of 699,207,  and an unrealized gain of $1,409,960 on marketable securities held in trust.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $55,998 in operating cash and a working capital deficit of $811,600.

The Company’s liquidity needs up to October 26, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 5), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed. The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and its effect on the Company’s financial position, results of operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern through April 26, 2023, which is within one year from the date this financial statement is issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2022, other than as described below.

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

Warrant Liabilities

We account for the warrants underlying the Units and the Private Placement Warrants in accordance with the guidance contained in ASC 815 under which the public warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC 815-40, the public warrants and the Private Placement Warrants are not indexed to our ordinary shares in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, we classify the public warrants and the Private Placement Warrants as liabilities at their fair value and adjust the public warrants and the Private Placement Warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. Subsequent to our initial public offering, the Private Placement Warrants value is based on the public trading value. The Company utilized the Monte Carlo simulation model to value the Private Placement Warrants as of September 30, 2022 and December 31, 2021.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at September 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the initial public offering and the Private Placement to purchase an aggregate of 17,025,000 Private Placement Warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

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

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, and concluded our disclosure controls and procedures were not effective due solely to the material weakness in our internal controls over financial reporting primarily for the Company’s accounting for legal fees incurred through December 31, 2021, remeasurement of temporary equity subject to possible redemption, as well as the reconciliation controls that are part of the monthly financial statement close process. Specifically, the operation of the reconciliation process allowed for timing differences for the interest earned on funds held in the Trust Account. The Company determined the control was not operating in a way that would prevent potential future misstatement.

Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ICONIC SPORTS ACQUISITION CORP.

Dated: November 10, 2022	By:	/s/ Fausto Zanetton
		Name:	Fausto Zanetton
		Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 10, 2022	By:	/s/ Gianluca Vialli
		Name:	Gianluca Vialli
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)