Form 10-K
period 2022-12-31
Iconic Sports Acquisition Corp.
filed 2023-03-31
CIK 1858351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

At June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than Class A ordinary shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2022, as reported on the New York Stock Exchange (the “NYSE”), was $345,000,000 (based on the NYSE closing sales price of the Class A ordinary shares on June 30, 2022 of $10.00).

As of March 31, 2023, there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None

ICONIC SPORTS ACQUISITION CORP.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”) or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association that the company adopted on October 21, 2021;
●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Companies Act” are to the Companies Act (as amended) of the Cayman Islands as the same may be amended from time to time;
●	“directors” are to our current directors named in this Annual Report;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“initial shareholders” are to all of our shareholders immediately prior to the date of this Annual Report, including all of our officers and directors to the extent they hold such shares;
●	“management” or our “management team” are to our officers and directors;
●	“ordinary resolution” are to a resolution adopted by the affirmative vote of at least a majority of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) (except as described in the definition of “founder shares” above);
●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market).
●	“special resolution” are to a resolution adopted by the affirmative vote of at least a two-thirds (2/3) majority (or such higher threshold as specified in the company’s amended and restated memorandum and articles of association) of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

●	“sponsor” or “sponsor group” are to Iconic Sports Management LLC, a Cayman Islands limited liability company, which is owned directly or indirectly by James G. Dinan (a member of our Board of Directors), Alexander Knaster (a member of our Board of Directors), Edward Eisler and Tifosy SponsorCo LLC, a Cayman Islands limited liability company and an affiliate of Tifosy;
●	“Tifosy” or “Tifosy Capital & Advisory” are to Tifosy Limited, a London based boutique sports advisory firm and an affiliate of our sponsor;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent that they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and
●	“we,” “us,” “company” or “our company” are to Iconic Sports Acquisition Corp., a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the words “may,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “continue,” “intends,” “will,” “potential,” “projects” or “predicts” or, in each case, their negative or other variations or comparable terminology. However, the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to complete any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements involve a number of known and unknown risks and are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

●	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete an initial business combination, including following the exercise of the option to consummate a Business Combination with Eagle Football (as defined herein);
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the amount of redemptions by our public shareholders;
●	our ability to consummate an initial business combination due to the uncertainty resulting from general economic and political conditions such as recessions, interest rate fluctuations, international currency fluctuations, health epidemics and pandemics (including the ongoing COVID-19 pandemic), inflation, changes in diplomatic and trade relationships and acts of war or terrorism (including the military conflict that started between the Russian Federation, Belarus and Ukraine in February 2022);
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	the volatility of the market price and liquidity of our Class A ordinary shares and our other securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	the ability to obtain additional financing to complete a business combination;
●	our financial performance; or
●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	We may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable initial business combination or optimize our capital structure.
●	The requirement that we complete an initial business combination within 18 months (or 21 months, as applicable) after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our initial business combination deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.
●	Our search for an initial business combination, and any target business with which we ultimately complete an initial business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	Past performance by our sponsor group, management team or their respective affiliates, including Tifosy Capital & Advisory, may not be indicative of future performance of an investment in us.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The New York Stock Exchange (“NYSE”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for initial business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 18 months (or 21 months, as applicable) following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	If we are deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company.

PART I

Item 1. Business.

In this Annual Report, references to the “company” and to “we,” “us,” and “our” refer to Iconic Sports Acquisition Corp.

Overview

We are a blank check company incorporated on April 15, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. While we may pursue an initial business combination opportunity in any business industry or sector, we intend to capitalize on the ability of our sponsor group and management team to identify, acquire and accelerate a business in the global sports industry or an adjacent sector including data and analytics, media and technology. In doing so, we intend to focus our search on iconic businesses, including sports franchises, which will complement our differentiated expertise, benefit from our strategic and hands-on operational leadership and where we believe there are opportunities for attractive risk-adjusted returns and to build a platform for future investments.

With decades of combined global experience across the sports, media and financial investment landscapes, and with significant transactional expertise, access to capital and a track record of value creation, both in the United States and in Europe, we believe our combined sponsor group and management team will make us a unique partner to potential target businesses and will enhance our ability to effect an attractive and successful initial business combination.

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

We believe our sponsor group and management team will be able to provide a level of support and assistance on key operational and strategic matters that is highly differentiated relative to other potentially competing SPACs. The recent achievements of members of our sponsor group and management team with the Milwaukee Bucks (National Basketball Association (“NBA”) Championship winners 2021) and the Italian national football team (European Championship winners 2020) only serves to further underline our ability to add significant value. We are therefore focused on opportunities where we will have a unique advantage in driving value creation once an initial business combination is completed. We have an extensive track record as investors and operators, which in our view will differentiate us as potential partners in an initial business combination and will be a valuable factor in distinguishing ourselves to potential target businesses.

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

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the management team or shareholders or for other reasons, but we will only complete such initial business combination if the post-business combination company will own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company will own or acquire 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue an initial business combination in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our pre-combination shareholders could own less than a majority of the shares of the post business-combination company. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

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

Business Combination Option with Eagle Football

On December 19, 2022, Eagle Football Holdings Limited (“Eagle Football”), a London-based group with interests in English Premier League club, Crystal Palace, Brazilian Serie A club, Botafogo, and Belgian First Division B club, RWD Molenbeek, acquired a significant controlling stake in French Ligue 1 club, Olympique Lyonnais. In connection with such acquisition, Iconic Sports Eagle Investment LLC (“Iconic Eagle”), an affiliate of our sponsor, made a strategic $75 million equity investment in Eagle Football. In connection with such investment, Iconic Eagle entered into agreements with various parties, including Eagle Football. Such agreements provide that we may enter into a business combination with Eagle Football for a valuation of approximately $1.2 billion. The Company is not a party to any of these agreements. There is no assurance that an agreement with respect to such transaction will be entered into, and even if entered into, that a transaction contemplated thereby would be consummated. Any such transaction would be subject to, among other things, (i) additional financing on acceptable terms; (ii) the approval of the board of the Company; (iii) the separate approval of the Company’s shareholders; (iv) the ability to satisfy the requirements of the SEC for the offering of securities and the solicitation of votes; (v) any regulatory approvals; and (vi) the satisfaction of continued stock exchange listing requirements.

Preliminary Proxy Statement

On March 27, 2023, we filed a preliminary proxy statement seeking shareholder approval to (i) extend the date by which the Company must complete a business combinaton, as described in more details in such preliminary proxy statement (the “Extension Amendment Proposal”) and (ii) remove the limitation that the Company shall not complete a business combination if it would cause the Company’s net tangible assets to be less than $5,000,001 and the limitation that the Company shall not redeem public shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions (the “Redemption Limitation Amendment Proposal”). As of the date of this Annual Report, the date of the extraordinary general meeting of shareholders has not been announced yet.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into an initial business combination with a target that does not meet the above criteria, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

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

We are not prohibited from pursuing an initial business combination or any subsequent transaction with a company that is affiliated with Tifosy or Tifosy Capital & Advisory, our sponsor, officers or directors, or completing the initial business combination through a joint venture or other form of shared ownership with Tifosy or Tifosy Capital & Advisory, our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with Tifosy Capital & Advisory, our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion, from either an independent investment banking firm or an independent accounting, valuation or appraisal firm, that such an initial business combination is fair to our company from a financial point of view.

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

Certain of our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present an initial business combination opportunity to such entity. As a result, if any of our officers or directors becomes aware of an initial business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then he or she may be required to honor such fiduciary or contractual obligations to present such initial business combination opportunity to such entity. If those other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that we renounce our interest in any initial business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We will waive any claim or cause of action we may have in respect thereof. While Tifosy Capital & Advisory will not have any duty to present business combination opportunities to us, Tifosy may become aware of a potential transaction that may be an attractive opportunity for us, which it may or may not decide to share with us. Tifosy is a boutique advisory firm focused exclusively on the professional sports sector. As such, Tifosy provides a diversified range of financial advisory services in a broad spectrum of activities including merger and acquisition advisory services. Additionally, we may, but are not required to, engage Tifosy for services as a financial advisor in connection with identifying and investigating potential targets for our initial business combination. Conflicts may arise from Tifosy’s part sponsorship of our company, its provision of services both to us (including as a financial advisor) and to third-party clients. In performing services for other clients and also when acting for its own account, Tifosy may take commercial steps that may have an adverse effect on us.

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

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under NYSE’s listing rules, shareholder approval would typically be required for our initial Business Combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding;
●	Any of our directors, officers or substantial security holder (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and
●	the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed Business Combination;

●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or warrants or a combination thereof, in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of public shares or warrants our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions prior to completion of our initial business combination. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

We expect to require insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information and (ii) clear all trades of company securities with a compliance officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests tendered by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their respective affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors or any of their affiliates may purchase shares, rights or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;
●	if our sponsor, directors, officers, advisors or any of their affiliates were to purchase shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;
●	our sponsor, directors, officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:
●	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;
●	the purpose of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates;
●	the impact, if any, of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;
●	the identities of our security holders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, executive officers, advisors or any of their affiliates; and
●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.25 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial Business Combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a Business Combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months (or 21 months, as applicable) from the closing of our initial public offering, or April 26, 2023 (or July 26, 2023, as applicable), or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on NYSE, we will be required to comply with the NYSE rules.

If we held a shareholder vote to approve our initial Business Combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company where a quorum is present. In accordance with our amended and restated memorandum and articles of association, shareholders representing at least one-third of our issued and outstanding ordinary shares, present in person or by proxy, will constitute a quorum. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial Business Combination. As a result, in addition to our initial shareholders’ founder shares and the sponsor’s 5,000,000 public shares purchased as part of the 5,000,000 units in our initial public offering, we would need 7,937,501, or 23.0% (assuming all issued and outstanding shares are voted) of the 34,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved, subject to any higher consent threshold as may be required by Cayman Islands or other applicable law. Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, are voted, we will not need any public shares in addition to our founder shares to be voted in favor of an initial Business Combination in order to have it approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months (or 21 months, as applicable) from the closing of our initial public offering, or April 26, 2023 (or July 26, 2023, as applicable), or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial Business Combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then- current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the Business Combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their Business Combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Business Combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the Business Combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the Business Combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until 18 months (or 21 months, as applicable) from the closing of our initial public offering, or April 26, 2023 (or July 26, 2023, as applicable).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have only 18 months (or 21 months, as applicable) from the closing of our initial public offering to consummate an initial Business Combination, or April 26, 2023 (or July 26, 2023, as applicable). If we have not consummated an initial Business Combination by April 26, 2023 (or July 26, 2023, as applicable), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay liquidation and dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we have not consummated an initial Business Combination by April 26, 2023 (or July 26, 2023, as applicable). Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we have not consummated an initial Business Combination by April 26, 2023 (or July 26, 2023, as applicable) (although they are entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by April 26, 2023 (or July 26, 2023, as applicable) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts of the approximately $599,286 (as of December 31, 2022) held outside the trust account, plus up to $100,000 of funds from the trust account available to us to pay liquidation and dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.25. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.25. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.25 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.25 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.25 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to approximately $599,286 of funds held outside of the trust account (as of December 31, 2022) with which we may pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.25 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders.

Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial Business Combination within 18 months (or 21 months, as applicable) from the closing of our initial public offering, or April 26, 2023 (or July 26, 2023, as applicable), (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by April 26, 2023 (or July 26, 2023, as applicable) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial Business Combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination by April 26, 2023 (or July 26, 2023, as applicable), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we have not consummated an initial business combination within 18 months (or 21 months, as applicable) from the closing of our initial public offering:

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price

Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may purchase shares or warrants or a combination thereof, in privately-negotiated transactions or in the open market either prior to or following completion of our initial business combination. If any of our sponsor, directors, officers, advisors or their affiliates were to purchase shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process. If they engage in such

If we are unable to complete our initial Business Combination by April 26, 2023 (or July 26, 2023, as applicable), we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.25 per public share) including interest earned on the funds held in the trust account and not previously released (which shall be net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

business combination (which is initially anticipated to be $10.25 per public share), including interest earned on the funds held in the trust account and (which shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 as described elsewhere in this Annual Report and any limitations (including but not limited to cash requirements) agreed to in connections with the negotiation of terms of a proposed initial business combination.

transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

Impact to remaining shareholders

The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and taxes payable.

If the permitted purchases described above are made there would be no impact to our remaining shareholders because the purchase price would not be paid by us. In the event our sponsor, directors, officers, advisors or any of their affiliates were to purchase shares or warrants from public shareholders, such purchases would by structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through disclosing the following in our registration statement/proxy statement filed for our business combination transaction: the possibility that our sponsor, directors, officers, advisors or any of their affiliates may purchase shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases; a representation that any of our securities purchased by our sponsor, directors, executive

The redemption of our public shares if we fail to complete our initial Business Combination will reduce the book value per share for the shares held by our initial shareholders, who will be our only remaining shareholders after such redemptions.

officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction; and our sponsor, directors, officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights. Additionally, we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items: the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors or any of their affiliates, along with the purchase price; the purpose of the purchases by our sponsor, directors, officers, advisors or any of their affiliates; the impact, if any, of the purchases by our sponsor, directors, officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved; the identities of our security holders who sold to our sponsor, directors, officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors or any of their affiliates; and the number of our securities for which the we have received redemption requests pursuant to our redemption offer.

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

Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Financial Position

With funds available for a Business Combination initially in the amount of $353,625,000, after payment of the expenses of our initial public offering and $10,325,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio.

Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking being 30 April 2021, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

Risks Relating to our Search for, and Completion of or Inability to Complete, an Initial Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the initial business combination we complete.

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

We may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Our sponsor, Iconic Sports Management LLC, is a Cayman Islands limited liability company. The sponsor currently owns 8,535,000 Class B ordinary shares, 5,000,000 units and 17,025,000 private placement warrants. The sponsor is governed by a board of managers consisting of four managers. Each manager has one vote, and the approval of a majority of the managers is required to approve an action on behalf of the sponsor. Three of the managers are citizens of countries other than the United States (specifically, the United Kingdom, Belgium, and Austria).  Consequently, the Sponsor is “controlled” (as defined in 31 CFR § 800.208) by one or more “foreign persons” (as defined in 31 CFR § 800.224), such that the Sponsor’s involvement in any business combination would likely give rise to a “covered transaction” (as defined in 31 CFR § 800.213). A business combination may therefore become subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If our initial business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with an initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing an initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose the sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, an initial business combination post-closing.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete an initial business combination by April 26, 2023 (or up to July 26, 2023, if extended) because the transaction is still under review or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $10.25 per public share, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete an initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the initial business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own, on an as-converted basis, (not including the conversion of any private placement warrants held by the Sponsor) approximately 31.6% of our outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company where a quorum is present.In accordance with our amended memorandum and articles of association, shareholders representing at least one-third of our issued and outstanding ordinary shares, present in person or by proxy, will constitute a quorum. As a result, in addition to our initial shareholders’ founder shares and the sponsor’s 5,000,000 public shares purchased as part of the 5,000,000 units in our initial public offering, we would need 7,937,501, or 23.0% (assuming all issued and outstanding shares are voted) of the 34,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved, subject to any higher consent threshold as may be required by Cayman Islands or other applicable law. Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, are voted, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to have it approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination and after payment of underwriter fees and commissions (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination and after payment of underwriter fees and commissions or such great amount necessary to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination transaction with us.

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

Finally, a sustained or prolonged COVID-19 resurgence, such as the Omicron variant or Delta variant, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Annual Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

We may not be able to complete an initial business combination within 18 months (or 21 months, as applicable) after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete an initial business combination within 18 months (or 21 months, as applicable) after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to develop in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. Financial markets may also be adversely affected by current or anticipated military conflicts (including the military conflict between Ukraine, the Russian Federation and Belarus that started in February 2022, as described above under “—Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.”), terrorism, sanctions or other geopolitical events. If we have not completed an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if a resolution of our shareholders is passed pursuant to the Companies Act to commence voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only approximately $10.25 per public share, or less than $10.25 per public share, on the redemption of their shares, and our warrants will expire worthless.

Unlike other blank check companies, we may extend the time to complete an initial business combination by up to three months without a shareholder vote or your ability to redeem your shares.

We will have until 18 months (or 21 months, as applicable) from the closing of our initial public offering to complete an initial business combination. However, unlike other similarly structured blank check companies, if we anticipate that we may not be able to complete our initial business combination within 18 months (or 21 months, as applicable), our sponsor or its affiliates or designees may, but are not obligated to, extend the period of time to complete a business combination once by an additional three months (for a total of 21 months to complete an initial business combination); provided that, pursuant to the terms of our amended and restated memorandum and articles of association and that certain investment management trust agreement between us and Continental Stock Transfer & Trust Company, as trustee, dated October 26, 2021 (the “Trust Agreement”), the only way to extend the time available for us to complete our initial business combination is for our sponsor or its affiliates or designees, upon five days’ advance notice prior to the deadline, to deposit into the trust account $3,450,000, or $0.10 per Class A ordinary share, on or prior to the date of the applicable deadline. Public shareholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or warrants or a combination thereof, in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. See “Item 1—Business—Evaluation of a Target Business and Structuring of Our Initial Business Combination—Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our sponsor, initial shareholders, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to (1) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination.

It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors or any of their affiliates may purchase shares, rights or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;
●	if our sponsor, directors, officers, advisors or any of their affiliates were to purchase shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;
●	our sponsor, directors, officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Current Report on Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:
●	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;
●	the purpose of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates;
●	the impact, if any, of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;
●	the identities of our security holders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, executive officers, advisors or any of their affiliates; and
●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

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

As of December 31, 2022, we had cash of $599,286 held outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account are insufficient to allow us to operate for at least 18 months (or 21 months, as applicable) following the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company.

As described in the SEC’s new SPAC Proposed Rules (as defined below) (see “—The SEC has issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a Business Combination and may constrain the circumstances under which we could complete a Business Combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate at an earlier time than we might otherwise choose.”), the SPAC Proposed Rules relate, among other matters, to the circumstances in which special purpose acquisition companies (“SPACs”) such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Proposed Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rules would require a company to file a report on Form

8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for the Initial Public Offering (the “IPO Registration Statement”). The Company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities. As described below, we may implement measures to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act (see “—To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive in connection with any redemption or liquidation of the company”).

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive in connection with any redemption or liquidation of the company.

The funds in the Trust Account have, since our Initial Public Offering, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may instruct the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination and liquidation of the company. Interest on such deposit account is currently 2.75% per annum, but such deposit account carries a variable rate and the company cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we will likely receive minimal interest on the funds held in the Trust Account.

However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any. As a result, the decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in cash an interest-bearing demand deposit account is likely to reduce the dollar amount our public shareholders could receive in connection with any redemption or liquidation of the company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. For more information, see “—If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company.” The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the company.

Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time and instead hold all funds in the Trust Account in cash in an interest-bearing demand deposit account which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and other legal and regulatory requirements, and our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete a business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete a business combination. The SEC has, in the past year, adopted certain rules and may, in the future adopt other rules, which may have a material effect on our activities and on our ability to complete a business combination, including the SPAC Proposed Rules (as defined below) described below.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a Business Combination and may constrain the circumstances under which we could complete a Business Combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Proposed Rules”) relating, among other things, to disclosures in SEC filings in connection with business combination transactions between SPACs such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Proposed Rules have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Proposed Rules, or pursuant to the SEC’s views expressed in the SPAC Proposed Rules, may increase the costs and time of negotiating and completing a Business Combination, and may constrain the circumstances under which we could complete a Business Combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate at an earlier time than we might otherwise choose (“—To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive in connection with any redemption or liquidation of the company.”). Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

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

Some other blank check companies have a provision in their charter (or equivalent) which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, and corresponding provisions of the Trust Agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment of directors prior to our initial business combination and provisions relating to the company’s continuation in a jurisdiction outside the Cayman Islands (including, but not limited to, the approval of the organizational documents of the company in such other jurisdiction) may each only be amended by the approval of a majority of at least 90% of our ordinary shares voted at a general meeting . Our initial shareholders, who collectively beneficially own, on an as-converted basis, approximately 31.6% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or Trust Agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we have not completed our initial business combination within 18 months (or 21 months, as applicable) from the closing of our initial public offering , or April 26, 2023 (or July 26, 2023, as applicable), or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our sponsor owns approximately 31.6% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any Units in our initial public offering or if our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, are voted, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to have it approved. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. We are neither a large accelerated filer nor an accelerated filer as of December 31, 2022, and are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;

●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters and wars, including the military conflict between Ukraine, the Russian Federation and Belarus that started in February 2022; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Risks Relating to our Management Team

Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential Business Combination to our public shareholders.

Certain of our officers and directors may own membership interests in our sponsor and indirect interests in our Class B ordinary shares and private placement warrants which may result in interests that differ from the economic interests of our investors, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our sponsor and our public shareholders that may not be resolved in favor of our public shareholders. See “Item 10—Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

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

On April 20, 2021, our sponsor paid $25,000 to cover certain expenses on our behalf in exchange for the issuance of 11,500,000 Class B ordinary shares. On September 29, 2021, our sponsor surrendered 4,312,500 founder shares to us for no consideration resulting in an aggregate of 7,187,500 founder shares outstanding. As a result of such surrender, the per share purchase price increased to approximately $0.004 per share. On October 20, 2021, our sponsor transferred 30,000 founder shares to each of our independent directors at a per share purchase price of approximately $0.004 per share. On October 21, 2021, we effected a share capitalization with respect to our Class B ordinary shares of 1,437,500, resulting in our initial shareholders holding an aggregate of 8,625,000 founder shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 17,025,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($17,025,000 in the aggregate). If we do not complete an initial business within 18 months (or 21 months, as applicable) from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month (or 21- month, as applicable) anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

Since our officers and directors will share in any appreciation of the founder shares purchased at approximately $0.003 per share, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors who will assist us in sourcing potential acquisition targets have an interest in the founder shares as of the date hereof. These officers and directors will not receive any cash compensation from us prior to a Business Combination but will share in any appreciation of the founder shares, provided that we successfully complete a Business Combination. We believe that this structure aligns the incentives of these officers and directors with the interests of our shareholders. However, investors should be aware that, as these officers and directors have paid approximately $0.003 per share or less for the interest in the founder shares, this structure also creates an incentive whereby our officers and directors could potentially make a substantial profit even if we complete a Business Combination with a target that ultimately declines in value and is not profitable for our public shareholders.

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

Risks Relating to our Securities

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management identified a material weakness in our internal controls over financial reporting relating to our accounting of legal fees and concluded that our internal controls were not effective as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Because we are a blank check company with no active business, it is likely we were a PFIC for the taxable year ending on December 31, 2022. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our securities.

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

General Risk Factors

We depend on a variety of U.S. and multi-national financial institutions to provide us with banking services. The default or failure of one or more financial institutions that we rely on may adversely affect our business and financial condition.

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of a failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our liquidity, business and financial condition.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $599,286 of cash and a working capital deficit of $1,158,709. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital and to complete our initial business combination may not be successful. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations” of this Annual Report. The financial statements contained in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

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

In connection with our initial business combination or otherwise, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

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

Holders

As of the date of this Annual Report, there were two holders of record of our Units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

Initial Public Offering

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

Convertible Promissory Note

On December 28, 2022, the Company issued an unsecured convertible promissory note (the “Convertible Promissory Note”) to the sponsor, pursuant to which the Company may borrow $750,000 (the “Working Capital Loan”) from the sponsor for general corporate purposes. Such loan may, at the sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company at a conversion price of $1.00 per warrant (the “Working Capital Warrants”), with each Working Capital Warrant entitling the Sponsor to purchase one Class A Share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. The Working Capital Loan will not bear any interest and will be repayable by the Company to the sponsor, if not converted or repaid on the effective date of an initial business combination. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note). Any Working Capital Warrants issuable upon conversion of the Convertible Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

Item 6. [Reserved]

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

Business Combination Option with Eagle Football

On December 19, 2022, Eagle Football, a London-based group with interests in English Premier League club, Crystal Palace, Brazilian Serie A club, Botafogo, and Belgian First Division B club, RWD Molenbeek, acquired a significant controlling stake in French Ligue 1 club, Olympique Lyonnais. In connection with such acquisition, Iconic Eagle, an affiliate of our sponsor, made a strategic $75 million equity investment in Eagle Football. In connection with such investment, Iconic Eagle entered into agreements with various parties, including Eagle Football. Such agreements provide that we may enter into a business combination with Eagle Football for a valuation of approximately $1.2 billion. The Company is not a party to any of these agreements. There is no assurance that an agreement with respect to such transaction will be entered into, and even if entered into, that a transaction contemplated thereby would be consummated. Any such transaction would be subject to, among other things, (i) additional financing on acceptable terms; (ii) the approval of the board of the Company; (iii) the separate approval of the Company’s shareholders; (iv) the ability to satisfy the requirements of the SEC for the offering of securities and the solicitation of votes; (v) any regulatory approvals; and (vi) the satisfaction of continued stock exchange listing requirements.

Preliminary Proxy Statement

On March 27, 2023, we filed a preliminary proxy statement seeking shareholder approval of the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal.

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

For the year ended December 31, 2022, we had net income of $18,512,854, which consisted of formation and operating expenses of $1,925,435, offset by a gain of $15,337,600 for the change in fair value of the warrant liability, dividend income of $3,201,980 on marketable securities held in trust, and an unrealized gain of $1,898,709 on marketable securities held in trust.  In comparison, for the period from April 15, 2021 (inception) through December 31, 2021, we had net income of $12,147,412, which consisted of formation and operating expenses of $1,850,480, offset by a gain of $13,992,000 for the change in fair value of the warrant liability and an unrealized gain of $5,892 on marketable securities held in trust.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had $599,286 in operating cash and a working capital deficit of $1,158,709 compared to $923,850 in operating cash and working capital of $624,633 as of December 31, 2021.

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

For the year ended December 31, 2022, net cash used in operating activities was $1,074,564. Net income of $18,512,854 was adjusted by $1,898,709 of unrealized gain on marketable securities held in trust, $3,201,980 of dividend income on marketable securities held in trust, and $15,337,600 change in fair value of warrant liability, and $850,871 of changes in operating assets.

As of December 31, 2022, we had marketable securities held in the trust account of $358,731,581 (including $1,898,709 of unrealized gains and $3,201,980 of dividend income) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of December 31, 2022, we had cash of $599,286 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will have sufficient funds in order to meet the expenditures required for operating our business prior to our initial business combination. We expect to incur significant costs related to identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial Business Combination within the required time period, we will be forced to cease operations and liquidate the trust account.

On December 28, 2022, the Company issued the Convertible Promissory Note to the sponsor, pursuant to which the Company may borrow the Working Capital Loan from the sponsor for general corporate purposes. Such loan may, at the sponsor’s discretion, be converted into Working Capital Warrants, with each Working Capital Warrant entitling the Sponsor to purchase one Class A Share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. The Working Capital Loan will not bear any interest and will be repayable by the Company to the sponsor, if not converted or repaid on the effective date of an initial business combination. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note). The Company granted customary registration rights to the sponsor with respect to any Working Capital Warrants and any Class A ordinary shares that may be issued upon exercise of any Working Capital Warrants. Such securities shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated October 26, 2021, by and among the Company, the sponsor and certain shareholders of the Company. Further, each newly issued Working Capital Warrant shall bear the same transfer restrictions that apply to the private placement warrants, as contemplated by the Letter Agreement, dated October 26, 2021, by and among the Company, the sponsor and the Company’s officers and directors.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the warrants underlying the Units and the private placement warrants in accordance with the guidance contained in ASC 815 under which the public warrants and the private placement warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC 815-40, the public warrants and the private placement warrants are not indexed to our ordinary shares in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, we classify the public warrants and the private placement warrants as liabilities at their fair value and adjust the public warrants and the private placement warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. Subsequent to our initial public offering, the private placement warrant value is based on the public trading value. The Company utilized the Monte Carlo simulation model to value the private placement warrants as of December 31, 2022 and December 31, 2021.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On October 26, 2021, the Company recorded a fair value adjustment of $33,043,794, $24,138 of which was recorded in additional paid-in capital and $33,019,656 was recorded in accumulated deficit. As of December 31, 2022, the Company recorded a remeasurement of $5,006,581, which was recorded in accumulated deficit.

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at December 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. The Company has not considered the effect of the warrants sold in the initial public offering and the private placement to purchase an aggregate of 17,025,000 private placement warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The Company’s statement of operations includes a presentation of net income per ordinary share subject to possible redemption and allocates the net income into the two classes of shares in calculating net income per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income per ordinary share is calculated by dividing the net income by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class B ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of nonredeemable Class B ordinary shares outstanding for the period. Non-redeemable Class B ordinary shares include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the trust account.

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

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive, financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive, accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2022. Based on this evaluation, our principal executive, accounting and financial officer has concluded that during the period covered by this Annual Report, our disclosure controls and procedures were not effective due solely to the material weakness in our internal controls over financial reporting primarily for the Company’s remeasurement of temporary equity subject to possible redemption, as well as the reconciliation controls that are part of the monthly financial statement close process. Specifically, the operation of the reconciliation process allowed for timing differences for the interest earned on funds held in the Trust Account. The Company determined the control was not operating in a way that would prevent potential future misstatement.

Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently are implementing several actions, as described below, to remediate the material weakness. Management is committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Our principal executive, accounting and financial officer has performed additional review procedures including reviewing historical filings and consulting with subject matter experts related to the accounting for complex agreements. The Company’s management has also retained an additional consultant to provide additional review and subject matter expertise.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers and Directors

Name	Age	Position
James G. Dinan	63	Director
Alexander Knaster	64	Director
Fausto Zanetton	46	Chief Executive Officer and Chief Financial Officer
Marco Re	46	Executive Vice President
Tim Williams	52	Executive Vice President
Tommy Aylmer	37	Executive Vice President
Renée E. LaBran	63	Director
Alex Liu	64	Director
Fahd Beg	44	Director

James G. Dinan has served as a Director since September 2021. Mr. Dinan founded York Capital Management in September 1991 and currently serves as its Non-Executive Chairman. From 1985 to 1991, he worked at Kellner, DiLeo & Co., where he became a General Partner and was responsible for investing in risk arbitrage and special situation investments. From 1981 to 1983, Mr. Dinan was a member of the investment banking group at Donaldson, Lufkin & Jenrette, Inc.

In 2014, Mr. Dinan purchased a stake in the NBA’s Milwaukee Bucks, partnering with Marc Lasry and Wes Edens. Over the course of the following five years, from the 2013/14 season to the 2018/19 season, as owners of the Milwaukee Bucks, Messrs. Dinan, Lasry and Edens have completely reimagined, rebuilt and re- energized the team’s business operations, resulting in substantial increases in attendance (+68%), ticket revenue (+186%), digital and social media audience (+283%), concessions and retail revenue (+600%), partnership sales (+200%) and cable revenue (+65%). They have assembled a top-flight management team and instilled a new corporate culture marked by accountability, collaboration and results and are credited with the turnaround that saw the Milwaukee Bucks win the 2021 NBA Championship and lift the Larry O’Brien trophy on July 20, 2021, for the first time since 1971.

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

Mr. Dinan is currently the Vice-Chair and Chairman Emeritus of the Museum of the City of New York. He serves on the Board of Directors of the Lincoln Center for the Performing Arts, the Hospital for Special Surgery, and the USA Wrestling Foundation. Additionally, he was a U.S. Olympic & Paralympic Foundation Trustee and he served as Team Leader for Men’s Freestyle Wrestling for the 2020 Olympic Games in Tokyo. Mr. Dinan sits on the Harvard Business School’s Board of Dean’s Advisors, the Board of Trustees of the University of Pennsylvania, the Wharton Board of Advisors at the University of Pennsylvania and the Board of Trustees for The Rockefeller University.

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

Fausto Zanetton has served as our Chief Executive Officer since January 2023 and Chief Financial Officer since April 2021. Mr. Zanetton previously served as our Co-Chief Executive Officer from September 2021 to January 2023. Mr. Zanetton is a much sought-after and trusted advisor in the sports industry and has over 20 years of experience advising global media, sports and technology companies.

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

Tim Williams has served as our Executive Vice President since September 2021. Mr. Williams is the Chief Executive Officer of Oxford United and a former Managing Director at Tifosy with more than 25 years of experience, including 15 years in sport, media, advertising and entertainment.

Mr. Williams is also a former Chief Financial Officer and member of the San Siro stadium management company board at Inter Milan, where he held responsibility for financial, strategic and management reporting and the club’s financing and capital structure between 2015 and 2020. While at Inter Milan, Mr. Williams led the issue of structured bond and revolving credit facilities totaling €425 million, as well as securing short-term financing arrangements on numerous occasions. Mr. Williams also has extensive experience in the UEFA Financial Fair Play (“FFP”) regulations after leading Inter Milan to the successful release from a four-year FFP Settlement Agreement.

Before joining Inter Milan, he trained with KPMG and held senior finance roles for advertising agency McCann Erickson and Manchester United. Mr. Williams holds a Bachelor’s Degree in finance from Manchester Metropolitan University and is a Fellow of the Institute of Chartered Accountants in England & Wales.

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

Ms. LaBran is the mother of two sons. She is active in her community, including past Board Chair for Hathaway-Sycamores Child and Family Services, and co-founder of Women Founders Network, supporting female entrepreneurs. She is also Vice-Chair of the Board for the Alliance for SoCal Innovation. Ms. LaBran’s extensive experience on corporate boards and investment experience make her well qualified to serve on our board.

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

Officer and Director Compensation

In October 2021, our sponsor transferred 30,000 founder shares to each of our independent directors at a per share purchase price of approximately $0.004 per share. None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on NYSE through the earlier of completion of our initial business combination and our liquidation, we will reimburse our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $50,000 per month. In addition, our sponsor, officers, directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter that we adopted, generally provide that persons to be nominated:

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
James G. Dinan	York Capital Management	Investment	Non-Executive Chairman
	Museum of the City of New York	Non-Profit	Vice-Chair and Chairman Emeritus
	The Rockefeller University	Education	Board of Trustees
	USA Wrestling Foundation	Non-Profit	Board of Directors
	Hospital for Special Surgery	Non-Profit	Board of Directors
	Lincoln Center for the Performing Arts	Non-Profit	Board of Directors
	Harvard Business School’s Board of Dean’s Advisors	Education	Member
	University of Pennsylvania	Education	Board of Trustees
	Wharton Board of Advisors at the University of Pennsylvania	Education	Member
Alexander Knaster	Pamplona Capital Management	Investment	Chairman
	A.C. Pisa 1909	Professional Sports	Majority Owner
	Eagle Football Holdings Limited	Investment	Director
	The Mark Foundation for Cancer Research	Non-Profit	Founder and Advisor
	The London Business School	Education	Executive Fellow
	New York University	Education	Member of Board of Trustees
	Columbia Preparatory School	Education	Member of Board of Trustees
Fausto Zanetton	Tifosy Capital & Advisory	Investment	Founder and Chief Executive Officer
Marco Re	Tifosy Capital & Advisory	Investment	Managing Director and Head of Italy
Tim Williams	Tifosy Capital & Advisory	Investment	Managing Director and Head of UK
Tommy Aylmer	Tifosy Capital & Advisory	Investment	Managing Director and Chief Legal Officer
Renée E. LaBran	Idealab	Technology	Director
	B. Riley Financial	Financial Services	Director
Alex Liu	Kearney	Consulting	Managing Partner and Chairman of the Board
	Episcopal High School	Education	Board Trustee
Fahd Beg	Prosus	Technology	Chief Investment Officer
	Naspers Limited	Technology	Chief Investment Officer

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses.
●	We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our sponsor subscribed for founder shares and purchases private placement warrants in a transaction that closes simultaneously with the closing of our initial public offering. In October 2021, our sponsor transferred 30,000 founder shares to each of our independent directors at a per share purchase price of approximately $0.004 per share.

●	Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we have not completed our initial business combination within 18 months (or 21 months, as applicable) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Item 11. Executive Compensation.

Officer and Director Compensation

In October 2021, our sponsor transferred 30,000 founder shares to each of our independent directors at a per share purchase price of approximately $0.004 per share. None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on NYSE through the earlier of completion of our initial business combination and our liquidation, we will reimburse our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $50,000 per month. In addition, our sponsor, officers, directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 34,500,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the Units) and 8,625,000 Class B ordinary shares outstanding as of December 31, 2022. The Class B ordinary shares will be convertible into Class A ordinary shares on a one-for-one basis (subject to adjustment) concurrently with or immediately following the completion of our initial business combination. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Annual Report. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares
	Number of		Number of
	Shares		Shares
	Beneficially		Beneficially
Name and Address of Beneficial Owner(1)	Owned	% of Class	Owned(2)	% of Class
Iconic Sports Management LLC (our Sponsor)(3)	5,000,000	14.49%	8,535,000	98.96%
Saba Capital Management, L.P. (4)	1,747,958	5.07%	—	—
James G. Dinan(5)	—	—	—	—
Alexander Knaster(5)	—	—	—	—
Fausto Zanetton(5)	—	—	—	—
Marco Re	—	—	—	—
Tim Williams	—	—	—	—
Tommy Aylmer	—	—	—	—
Renée E. LaBran	—	—	30,000	*
Alex Liu	—	—	30,000	*
Fahd Beg	—	—	30,000	*
All officers and directors as a group (nine individuals)	—	—	90,000	1.04%

*    Less than one percent.

(1)	The business address of each of our shareholders is 16 Hanover Square, London, W1S 1HT, United Kingdom.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the completion of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	Iconic Sports Management LLC, our sponsor, is the record holder of 8,535,000 Class B ordinary shares and 5,000,000 Units. Our sponsor is governed by a board of managers consisting of four managers. Each manager has one vote, and the approval of a majority of the managers is required to approve an action on behalf of our sponsor.
(4)	Based on a Schedule 13G filed on June 16, 2022, by Saba Capital Management, L.P., a Delaware limited partnership; Boaz R. Weinstein, a citizen of the United States; and Saba Capital Management GP, LLC, a Delaware limited liability company (collectively, the “Saba Reporting Persons”). The principal business address for each of the Saba Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(5)	Does not include any securities indirectly owned by this individual as a result of his ownership interest in our sponsor.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Founder Shares

On April 20, 2021, our sponsor paid $25,000 to purchase 11,500,000 founder shares, or approximately $0.002 per share. On September 29, 2021, our sponsor surrendered 4,312,500 founder shares to us for no consideration resulting in an aggregate of 7,187,500 founder shares outstanding. As a result of such surrender, the per share purchase price increased to approximately $0.004 per share. On October 20, 2021, our sponsor transferred 30,000 founder shares to each of our independent directors at a per share purchase price of approximately $0.004 per share. On October 21, 2021, we effected a share capitalization with respect to our Class B ordinary shares of 1,437,500, resulting in our initial shareholders holding an aggregate of 8,625,000 founder shares. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 34,500,000 Units and therefore such founder shares would represent 20% of the outstanding shares after our initial public offering.

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

Convertible Promissory Note

On December 28, 2022, the Company issued the Convertible Promissory Note to the sponsor, pursuant to which the Company may borrow the Working Capital Loan from the sponsor for general corporate purposes. Such loan may, at the sponsor’s discretion, be converted into Working Capital Warrants, with each Working Capital Warrant entitling the Sponsor to purchase one Class A Share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. The Working Capital Loan will not bear any interest and will be repayable by the Company to the sponsor, if not converted or repaid on the effective date of an initial business combination. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note). The Company granted customary registration rights to the sponsor with respect to any Working Capital Warrants and any Class A ordinary shares that may be issued upon exercise of any Working Capital Warrants. Such securities shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated October 26, 2021, by and among the Company, the sponsor and certain shareholders of the Company. Further, each newly issued Working Capital Warrant shall bear the same transfer restrictions that apply to the private placement warrants, as contemplated by the Letter Agreement, dated October 26, 2021, by and among the Company, the sponsor and the Company’s officers and directors.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that each of Renée E. LaBran, Alex Liu and Fahd Beg is an “independent director” as defined in the NYSE listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our periodic reports for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from April 15, 2021 (inception) through December 31, 2021 totaled $143,170 and $84,975, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 or for the period from April 15, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 or for the period from April 15, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 or for the period from April 15, 2021 (inception) through December 31, 2021.

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

Our independent registered public accounting firm is:

Marcum LLP

730 Third Avenue, 11th Floor

New York, New York 10017

PCAOB ID #688

PART IV

Item 15. Exhibit and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-1
Balance Sheets as of December 31, 2022 and 2021	F-2
Statements of Operations for the year ended December 31, 2022 and for the period from April 15, 2021 (inception) through December 31, 2021	F-3
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from April 15, 2021 (inception) through December 31, 2021	F-4
Statements of Cash Flows for the year ended December 31, 2022 and for the period from April 15, 2021 (inception) through December 31, 2021	F-5
Notes to Financial Statements	F-6
(2)	Financial Statement Schedules

All financial statements are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Iconic Sports Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Iconic Sports Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of income, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and the period from April 15, 2021 (inceptions) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from April 15, 2021 (inceptions) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. In addition, the mandatory liquidation date is April 26, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021

New York, NY

March 31, 2023

ICONIC SPORTS ACQUISITION CORP.

BALANCE SHEETS

DECEMBER 31, 2021

	December 31,2022	December 31,2021
ASSETS
Current assets
Cash	$599,286	$923,850
Prepaid expenses – current	142,093	463,672
Total Current Assets	741,379	1,387,522
Non-current assets
Cash and marketable securities held in Trust Account	358,731,581	353,630,892
Prepaid expenses – non-current	—	142,093
Total Non-current Assets	358,731,581	353,772,985
Total Assets	$359,472,960	$355,160,507

LIABILITIES AND SHAREHOLDERS’ DEFICIT AND CLASS A REDEEMABLE SHARES
Current liabilities
Accounts payable	$39,911	$169,655
Accrued expenses	1,043,308	508,938
Accrued offering costs	66,869	84,296
Promissory note - related party	750,000	—
Total Current Liabilities	1,900,088	762,889
Non-Current liabilities
Warrant Liability	4,606,400	19,944,000
Deferred underwriter fee payable	10,325,000	10,325,000
Total Non-current Liabilities	14,931,400	30,269,000
Total Liabilities	16,831,488	31,031,889

Commitments and Contingencies (Note 8)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 500,000,000 shares authorized; 34,500,000 shares issued and outstanding at redemption value of $10.40 and $10.25 per share as of December 31, 2022 and 2021, respectively	358,631,581	353,625,000

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized; 0 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(15,990,972)	(29,497,245)
Total Shareholders’ Deficit	(15,990,109)	(29,496,382)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT AND CLASS A REDEEMABLE SHARES	$359,472,960	$355,160,507

The accompanying notes are an integral part of the financial statements.

ICONIC SPORTS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the
		Period From
		April 15, 2021
	For the Year	(Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Formation and operating costs	$1,925,435	$1,850,480
Loss from operations	(1,925,435)	(1,850,480)

Other income:
Change in fair value of warrant liability	15,337,600	13,992,000
Unrealized gain on marketable securities held in Trust Account	1,898,709	5,892
Dividend income on marketable securities held in Trust Account	3,201,980	—
Other income	20,438,289	13,997,892
Net income	$18,512,854	$12,147,412

Basic and diluted weighted average shares outstanding, Class A ordinary shares	34,500,000	9,064,706

Basic and diluted net income per share, Class A ordinary shares	$0.43	0.63

Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,625,000	10,327,451

Basic and diluted net income per share, Class B ordinary shares	$0.43	0.63

The accompanying notes are an integral part of the financial statements.

ICONIC SPORTS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2022

	Class A Ordinary Shares				Additional		Total
	Subject to Possible Redemption		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	34,500,000	$353,625,000	8,625,000	$863	$—	$(29,497,245)	$(29,496,382)
Remeasurement of Class A ordinary shares subject to possible redemption	—	5,006,581	—	—	—	(5,006,581)	(5,006,581)
Net income	—	—	—	—	—	18,512,854	18,512,854
Balance — December 31, 2022	34,500,000	$358,631,581	8,625,000	$863	$—	$(15,990,972)	$(15,990,109)

For the period from April 15, 2021 (inception) through December 31, 2021

	Class A Ordinary Shares				Additional		Total
	Subject to Possible Redemption		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - April 15, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Issuance of Class A ordinary shares	34,500,000	311,956,206	—	—	—	—	—

Remeasurement of Class A ordinary shares subject to possible redemption	—	41,668,794	—	—	(24,137)	(41,644,657)	(41,668,794)

Net earnings	—	—	—	—	—	12,147,412	12,147,412

Balance — December 31, 2021	34,500,000	$353,625,000	8,625,000	$863	$—	$(29,497,245)	$(29,496,382)

The accompanying notes are an integral part of the financial statements.

ICONIC SPORTS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period
	For the Year	From April 15,2021
	Ended	(Inception)Through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$18,512,854	$12,147,412
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income on marketable securities held in Trust Account	(3,201,980)	—
Unrealized gain on marketable securities held in Trust Account	(1,898,709)	(5,892)
Allocation of deferred offering cost fort warrant liability	—	833,823
Change in fair value of warrant liability	(15,337,600)	(13,992,000)
Changes in operating assets and liabilities:
Prepaid expenses	463,672	(605,765)
Accounts payable	(129,744)	169,655
Accrued expenses	534,370	508,938
Accrued offering costs	(17,427)	84,296
Net cash used in operating activities	(1,074,564)	(859,533)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(353,625,000)
Net cash used in investing activities	—	(353,625,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to the Sponsor	—	25,000
Proceeds from sale of Units	—	345,000,000
Payment of underwriting fee	—	(5,900,000)
Proceeds from sale of Private Warrants	—	17,025,000
Proceeds from promissory note — related party	750,000	—
Deferred offering costs from initial public offering	—	(741,617)
Net cash provided by financing activities	750,000	355,408,383

Net Change in Cash	(324,564)	923,850
Cash — Beginning	923,850	—
Cash — Ending	$599,286	$923,850

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$5,006,581	$41,644,657
Initial measurement of public warrants and private placement warrants	$—	$19,944,000
Deferred underwriting fee payable	$—	$10,325,000

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 15, 2021 (inception) through December 31, 2022 relates to the Company’s formation and its initial public offering (the “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statements for the Company’s IPO were declared effective on October 21, 2021 (the “Effective Date”). On October 26, 2021, the Company completed the IPO of 34,500,000 Units, including 4,500,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 4. Simultaneously with the closing of the IPO, the Company completed the sale of 17,025,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to Iconic Sports Management LLC (the “Sponsor”), generating proceeds of $17,025,000, which is described in Note 5.

Transaction costs related to the consummation of the IPO amounted to $16,966,617, consisting of $5,900,000 of underwriting discount, $10,325,000 of deferred underwriting fees, and $741,617 of other offering costs. In addition, on October 26, 2021, cash of approximately $2,290,959 was held outside of the Trust Account (as defined below) and was available for the payment of offering costs and for working capital purposes.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds from the IPO, although substantially all of the net proceeds from the IPO are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” means one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding taxes payable on the interest earned on the Trust Account) at the time of the signing of a definitive agreement in connection with a Business Combination.

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a shareholder meeting called to approve such Business Combination or (ii) by means of a tender offer. The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to the public shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 8). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As a result, shares are recorded at their redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

The Company has until of April 26, 2023 (or July 26, 2023, as applicable), to complete its initial Business Combination. If the Company does not complete a Business Combination by such date (or such longer period as provided in an amendment to the Company’s amended and restated memorandum and articles of association (an “Extension Period”)), it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination by April 26, 2023 or during any Extension Period. The initial shareholders have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined below) if the Company fails to complete its initial Business Combination by April 26, 2023 or during any Extension Period. However, if the initial shareholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination by April 26, 2023 or during any Extension Period.

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

Going Concern

As of December 31, 2022, the Company had $599,286 cash and a working capital deficit of $1,158,709. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has until April 26, 2023 (or July 26, 2023, as applicable) to complete its initial Business Combination. The Company will mandatorily liquidate in the event it is unable to complete its initial Business Combination.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $599,286 and $923,850 of operating cash as of December 31, 2022 and 2021, respectively.

Marketable Securities Held in Trust Account

Following the closing of the IPO on October 26, 2021, an amount of $353,625,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the Public Shares. As of December 31, 2022, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities. Through December 31, 2022, the Company has not withdrawn any monies from the Trust Account.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of December 31, 2022 and 2021, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds from initial public offering	$345,000,000
Less:
Proceeds allocated to public warrants	(16,955,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(16,132,794)
Plus:
Proceeds allocated to private warrants	44,000
Re-measurement on Class A ordinary shares subject to possible redemption amount	41,668,794
Class A ordinary shares subject to possible redemption, December 31, 2021	$353,625,000
Re-measurement on Class A ordinary shares subject to possible redemption amount	5,006,581
Class A ordinary shares subject to possible redemption, December 31, 2022	$358,631,581

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at December 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 17,025,000 Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The Company’s statement of operations includes a presentation of net income per ordinary share subject to possible redemption and allocates the net income into the two classes of stock in calculating net earnings per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income per ordinary share is calculated by dividing the net income by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class B ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of non-redeemable Class B ordinary shares outstanding for the period. Non-redeemable Class B ordinary shares include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

		For the Period from
		April 15,2021 (Inception)
	For the Year Ended	Through
	December 31, 2022	December 31,2021
Class A ordinary shares subject to possible redemption
Numerator: Income attributable to Class A ordinary shares subject to possible redemption
Net income	$14,810,284	$5,678,209
Net income attributable to Class A ordinary shares subject to possible redemption	$14,810,284	$5,678,209
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	34,500,000	9,064,706
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.43	$0.63
Non-Redeemable Class B ordinary shares
Numerator: Net income
Net income	$3,702,570	$6,469,203
Non-redeemable net income	$3,702,570	$6,469,203
Denominator: Weighted average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	8,625,000	10,327,451
Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.43	$0.63

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

Warrant Liabilities

The Company accounts for the 34,275,000 warrants issued in connection with the IPO and the Private Placement Warrants (collectively, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the Warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivative and Hedging” (“ASC 815”).  The assessment considers whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own ordinary shares, among other conditions for equity classification.  This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In April 2021, the Sponsor purchased 11,500,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. On September 29, 2021, our sponsor surrendered 4,312,500 founder shares to us for no consideration resulting in an aggregate of 7,187,500 founder shares outstanding. As a result of such surrender, the per share purchase price increased to approximately $0.004 per share. On October 20, 2021, our sponsor transferred 30,000 founder shares to each of our independent directors at a per share purchase price of approximately $0.004 per share. On October 21, 2021, we effected a share capitalization with respect to our Class B ordinary shares of 1,437,500, resulting in our initial shareholders holding an aggregate of 8,625,000 founder shares. The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ overallotment option was not exercised in full or in part, so that the number of Founder Shares collectively represents 20% of the Company’s issued and outstanding ordinary shares after the IPO. Simultaneously with the closing of the IPO, the underwriters exercised the over-allotment option in full. Accordingly, 1,125,000 Founder Shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

In April 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. The Company had borrowed $209,855 under the Promissory Note and repaid the outstanding amount in full on October 26, 2021. As of December 31, 2022 and 2021, there were no amounts outstanding under the Promissory Note.

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

On December 28, 2022, the Company issued an unsecured promissory note to the Sponsor (the “WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $750,000. The WC Promissory Note is non-interest bearing and payable upon the consummation of the initial Business Combination. At the election of the Sponsor and at any time prior to payment in full of the principal balance, the WC Promissory Note can be converted into warrants to purchase Class A ordinary shares.  The warrants are identical to those issued in the private placement (“Private Placement Warrants”). The number of convertible warrants is calculated as the outstanding principal balance divided by $1.00. As of December 31, 2022 and 2021, the WC Promissory Note balance was $750,000 and $0, respectively.

Administrative Services Agreement

The Company has entered into an agreement with the Sponsor, pursuant to which the Company will pay Iconic Sports Management LLC a total of $50,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2022 and 2021, the Company has incurred and paid $750,000 and $150,000 of expenses, respectively, related to the agreement.

NOTE 6. SHAREHOLDERS’ EQUITY

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 34,500,000 Class A ordinary shares issued and outstanding , subject to redemption.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●in whole and not in part;
●at a price of $0.01 per warrant;
●upon not less than 30 days’ prior written notice of redemption to each warrant holder;
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

NOTE 9. FAIR VALUE MEASUREMENTS

At December 31, 2022 and 2021, the Company’s warrant liability was valued at $4,606,400 and $19,944,000, respectively. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of December 31, 2022 and 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement during the period from April 15, 2021 (inception) through December 31, 2021:

		Private Warrants
	Public Warrants	Placement	Warrant Liability
Derivative warrant liabilities at April 15, 2021 (inception)	$—	$—	$—
Initial fair value at issuance of public and private placement warrants	16,955,000	16,981,000	33,936,000
Change in fair value	(6,950,000)	(7,042,000)	(13,992,000)
Transfer of public warrants to Level 1 measurement	(10,005,000)	—	(10,005,000)
Level 3 derivative warrant liabilities as of December 31, 2021	$—	$9,939,000	$9,939,000
Change in fair value	—	(7,651,000)	(7,651,000)
Level 3 derivative warrant liabilities as of December 31, 2022	$—	$2,288,000	$2,288,000

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2022 and 2021:

December 31, 2022

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$358,731,581	$—	$—
Liabilities
Public Warrants	$2,318,400	$—	$—
Private Placement Warrants	$—	$—	$2,288,000

December 31, 2021

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$353,630,892	$—	$—
Liabilities
Public Warrants	$10,005,000	$—	$—
Private Placement Warrants	$—	$—	$9,939,000

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

Based on the applied volatility assumption and the expected term to a business combination noted below, the Company determined that the risk-neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model. As of December 31, 2022 and 2021, the fair value of the Private Placement Warrants was determined to be $0.13 and $0.58, respectively, per warrant for an aggregate value of $2,288,000 and $9,939,000, respectively. As of December 31, 2022 and 2021, the Public Warrants had a stated market value of $0.13 and $0.58 , respectively, per warrant for an aggregate value of $2,318,400 and $10,005,000, respectively.

The following table presents the changes in the fair value of derivative warrant liabilities from April 15, 2021 (inception) through December 31, 2022:

		Private Placement	Total Derivative
	Public Warrants	Warrants	Warrant Liability
Derivative warrant liabilities as of April 15, 2021 (inception)	$—	$—	$—
Initial fair value at issuance of public and private placement warrants	16,955,000	16,981,000	33,936,000
Change in fair value	(6,950,000)	(7,042,000)	(13,992,000)
Derivative warrant liabilities as of December 31, 2021	$10,005,000	$9,939,000	$19,944,000
Change in fair value	(7,686,600)	(7,651,000)	(15,337,600)
Derivative warrant liabilities as of December 31, 2022	$2,318,400	$2,288,000	$4,606,400

The key inputs into the Black-Scholes simulation model formula were as follows at October 26, 2021, December 31, 2022 and 2021:

	Private Placement Warrants
	October 26,	December 31,	December 31,
Input	2021	2022	2021
Ordinary share price	$9.66	$10.34	$9.93
Exercise price	$11.50	$11.50	$11.50
Risk-free rate of interest	1.33%	3.98%	1.33%
Volatility	15.8%	0.23%	11.42%
Term	5.99	5.32	5.81
Warrant to buy one share (adjusted for probability of dissolution)	$0.997	$0.134	$0.584
Dividend yield	0.00%	0.00%	0.00%

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

EXHIBIT INDEX

3.1	Amended and Restated Memorandum and Articles of Association(1)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Class A Ordinary Share Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement between Continental and the Company(1)
4.5	Description of Securities*
10.1	Investment Management Trust Agreement between Continental and the Company(1)
10.2	Registration and Shareholder Rights Agreement by and among the Company, the Sponsor and certain shareholders of the Company(1)
10.3	Private Placement Warrants Purchase Agreement by and between the Company and the Sponsor(1)
10.4	Administrative Services Agreement by and between the Company and the Sponsor(1)
10.5	Letter Agreement by and among the Company, the Sponsor and the officers and directors of the Company(1)
10.6	Form of Indemnity Agreement(1)
10.7	Securities Subscription Agreement between the Company and the Sponsor(3)
10.8	Convertible Promissory Note between the Company and the Sponsor(4)
31.1	Certification of Principal Executive and Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover page Interactive Data File (formatted as Inline XRBL and contained in Exhibit 101)*

*   Filed herewith.

**    Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 27, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on October 12, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on October 6, 2021 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 30, 2022 and incorporated by reference herein.

74

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICONIC SPORTS ACQUISITION CORP.

Date: March 31, 2023	By:	/s/ Fausto Zanetton
	Name:	Fausto Zanetton
	Title:	Chief Financial Officer and Chief Executive Officer

Name	Position	Date
/s/ James G. Dinan	Director	March 31, 2023
James G. Dinan
/s/ Alexander Knaster	Director	March 31, 2023
Alexander Knaster

/s/ Fausto Zanetton	Chief Financial Officer and Chief Executive Officer	March 31, 2023
Fausto Zanetton	(Principal Executive, Financial and Accounting Officer)

/s/ Renée E. LaBran	Director	March 31, 2023
Renée E. LaBran

/s/ Alex Liu	Director	March 31, 2023
Alex Liu

/s/ Fahd Beg	Director	March 31, 2023
Fahd Beg