Form 10-Q
period 2023-06-30
Iconic Sports Acquisition Corp.
filed 2023-08-14
CIK 1858351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023 there were 13,370,686 Class A ordinary shares, $0.0001 par value per share, and 8,625,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ICONIC SPORTS ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICONIC SPORTS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)	(audited)
Current assets
Cash	$368,712	$599,286
Prepaid expenses – current	70,675	142,093
Total Current Assets	439,387	741,379
Non-current assets
Marketable securities held in Trust Account	142,764,989	358,731,581
Total Non-current Assets	142,764,989	358,731,581
Total Assets	$143,204,376	$359,472,960

LIABILITIES, SHAREHOLDERS’ DEFICIT AND CLASS A REDEEMABLE SHARES
Current liabilities
Accounts payable	$265,442	$39,911
Accrued expenses	1,555,535	1,043,308
Due to related party	3,618	—
Accrued offering costs	66,869	66,869
Promissory Note – related party	1,560,000	750,000
Total Current Liabilities	3,451,464	1,900,088
Non-Current liabilities
Warrant Liability	2,704,025	4,606,400
Deferred underwriters fee payable	10,325,000	10,325,000
Total Non-current Liabilities	13,029,025	14,931,400
Total Liabilities	$16,480,489	$16,831,488

Commitments and Contingencies (Note 8)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 500,000,000 shares authorized; 13,370,686 and 34,500,000 shares issued and outstanding subject to possible redemption at redemption value of $10.67 and $10.40 as of June 30, 2023 and December 31, 2022, respectively	142,664,989	358,631,581

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized; 0 shares issued and outstanding (excluding 13,370,686 and 34,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(15,941,965)	(15,990,972)
Total Shareholders’ Deficit	(15,941,102)	(15,990,109)
TOTAL LIABILITIES, SHAREHOLDERS’ DEFICIT AND CLASS A REDEEMABLE SHARES	$143,204,376	$359,472,960

The accompanying notes are an integral part of the unaudited condensed financial statements.

ICONIC SPORTS ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Formation and Operating expense	$683,750	$721,159	$1,493,368	$1,138,743
Loss from operations	(683,750)	(721,159)	(1,493,368)	(1,138,743)

Other income:
Change in fair value of warrant liability	2,419,850	5,705,300	1,902,375	15,194,050
Dividend income on marketable securities held in Trust Account	3,150,868	—	5,582,423	—
Unrealized (loss) gain on marketable securities held in Trust Account	(783,891)	468,729	591,125	502,350
Other income, net	4,786,827	6,174,029	8,075,923	15,696,400

Net income	$4,103,077	$5,452,870	$6,582,555	$14,557,657

Basic and diluted weighted average shares outstanding, Class A ordinary shares	19,175,443	34,500,000	26,795,388	34,500,000

Basic and diluted net income per share, Class A ordinary shares	$0.15	$0.13	$0.19	$0.34

Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,625,000	8,625,000	8,625,000	8,625,000

Basic and diluted net loss per share, Class B ordinary shares	$0.15	$0.13	$0.19	$0.34

The accompanying notes are an integral part of the unaudited condensed financial statements.

ICONIC SPORTS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A
	Ordinary Shares Subject to		Class B		Additional		Total
	Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022 (audited)	34,500,000	$353,631,581	8,625,000	$863	$—	$(15,990,972)	$(15,990,109)
Remeasurement of Class A ordinary shares to redemption value	—	3,806,571	—	—	—	(3,806,571)	(3,806,571)
Net income	—	—	—	—	—	2,479,478	2,479,478
Balance — March 31, 2023 (unaudited)	34,500,000	362,438,152	8,625,000	863	—	(17,683,065)	(17,682,202)
Redemption of Class A ordinary shares	(21,129,314)	(222,500,140)	—	—	—	—	—
Remeasurement of Class A ordinary shares to redemption value	—	2,726,977	—	—	—	(2,726,977)	(2,726,977)
Net income	—	—	—	—	—	4,103,077	4,103,077
Balance — June 30, 2023 (unaudited)	13,370,686	$142,664,989	8,625,000	$863	—	$(15,941,965)	$(15,941,102)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A
	Ordinary Shares Subject to		Class B		Additional		Total
	Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021 (audited)	34,500,000	$353,625,000	8,625,000	$863	$—	$(29,497,245)	$(29,496,382)
Net loss	—	—	—	—	—	9,104,787	9,104,787
Balance — March 31, 2022 (unaudited)	34,500,000	$353,625,000	8,625,000	$863	$—	$(20,392,458)	$(20,391,595)
Net loss	—	—	—	—	—	5,452,870	5,452,870
Balance — June 30, 2022 (unaudited)	34,500,000	$353,625,000	8,625,000	$863	$—	$(14,939,588)	$(14,938,725)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ICONIC SPORTS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net income	$6,582,555	$14,557,657
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income on marketable securities held in Trust Account	(5,582,423)	—
Unrealized gain on marketable securities held in Trust Account	(591,125)	(502,350)
Change in fair value of warrant liability	(1,902,375)	(15,194,050)
Changes in operating assets and liabilities:
Prepaid expenses	71,418	189,336
Due to related party	3,618	—
Accounts payable	225,531	(103,994)
Accrued expenses	512,227	418,868
Accrued offering costs	—	(17,427)
Net cash used in operating activities	(680,574)	(651,960)

Cash Flows from Investing Activities:
Purchase of marketable securities held in Trust Account	(360,000)	—
Redemption of marketable securities held in Trust Account	222,500,140	—
Net cash provided by investing activities	222,140,140	—

Cash Flows from Financing Activities:
Proceeds from Promissory Note - related party	810,000	—
Payment of redemptions on Class A ordinary shares subject to possible redemption	(222,500,140)	—
Net cash used in financing activities	(221,690,140)	—

Net Change in Cash	(230,574)	(651,960)
Cash — Beginning	599,286	923,850
Cash — Ending	$368,712	$271,890

Remeasurement of Class A ordinary shares subject to possible redemption	$6,533,548	$—

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

Sponsor and Initial Financing

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs related to the consummation of the Initial Public Offering on October 26, 2021, amounted to $16,966,617, consisting of $5,900,000 of underwriting discount, $10,325,000 of deferred underwriting fees (see “Note 10. Subsequent Events” for the Waiver (as defined below) that the Company executed on July 26, 2023), and $741,617 of other offering costs. In addition, on October 26, 2021, cash of approximately $2,290,959 was held outside of the Trust Account (as defined below) and was available for the payment of offering costs and for working capital purposes.

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

The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of: (i) the Company’s completion of a Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within

21 months from October 26, 2021 (or any extended period of time that the Company may have to complete an initial Business Combination as a result of an amendment to its amended and restated memorandum and articles of association that the Company’s shareholders approved on April 20, 2023) (the “Combination Period”), the closing of the Initial Public Offering.

On April 20, 2023 in connection with its extraordinary general meeting of shareholders (the “Extension Meeting”), the Sponsor made an initial deposit of $360,000 into the Trust Account to extend the time period during which the Company may consummate a Business Combination to July 26, 2023. As provided by the amendment to the amended and restated memorandum and articles of association, in the event that the Company has not consummated a Business Combination by July 26, 2023, without approval of Company’s public shareholders, the Company may, by resolution of the board of the Company, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable date by which the Company has to consummate a Business Combination (the “Termination Date”), extend the Termination Date up to nine times, each by one additional month (for a total of up to nine additional months to complete a Business Combination), provided that the Sponsor will deposit $120,000 into the Trust Account within five (5) business days of the applicable Termination Date for each such monthly extension.

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

The Company has until August 26, 2023 to complete its initial Business Combination (unless further extended as per the amended and restated memorandum and articles of association of the Company). If the Company does not complete a Business Combination by such date (or such longer period as provided in the amendment to the Company’s amended and restated memorandum and articles of association that was adopted on April 20, 2023 by the shareholders of the Company (an “Extension Period”)), it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination by August 26, 2023 or during any Extension Period. The initial shareholders have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined below) if the Company fails to complete its initial Business Combination by August 26, 2023 or during any Extension Period. However, if the initial shareholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination by August 26, 2023 or during any Extension Period. With respect to the 5,000,000 Units that the Sponsor purchased in connection with the Initial Public Offering, the Sponsor has agreed to waive its pro-rata portion of the $360,000 initial deposit into the Trust Account that was made in connection with the Extension Meeting and any of the subsequent $120,000 monthly deposits that the Sponsor is required to make into the Trust Account in connection with extensions of the applicable Termination Date, as described herein. In connection with the liquidation of the Company, should it not complete a Business Combination by the applicable Termination Date, the Class A ordinary shares included in the 5,000,000 Units held by the Sponsor will still be eligible to receive their pro-rata distribution from the funds held in the Trust Account, (i) excluding the $360,000 initial deposit into the Trust Account and any of the $120,000 subsequent monthly deposits made by the Sponsor, as described herein, in connection with an extension of the applicable Termination Date, and (ii) including any interest earned on the funds held in the Trust Account.

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

Going Concern

As of June 30, 2023, the Company had $368,712 in operating cash and a working capital deficit of $3,012,077. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has until August 26, 2023 or the expiration of an applicable Extension Period to complete its initial Business Combination. The Company will mandatorily liquidate in the event it is unable to complete its initial Business Combination within the time period required by the amended and restated memorandum and articles of association, as amended by the shareholders on April 20, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023 (the “Annual Report”), which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $368,712 and $599,286 of operating cash as of June 30, 2023 and December 31, 2022, respectively.

Marketable Securities Held in Trust Account

Following the closing of the Initial Public Offering on October 26, 2021, an amount of $353,625,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the Public Shares. As of June 30, 2023, substantially all of the assets held in the Trust Account were held in money market funds which invest in United States Treasury securities. Through June 30, 2023, the Company has not withdrawn any monies from the Trust Account. In connection with the Shareholder Meeting, the Company announced its intention to instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account prior to October 26, 2023 and thereafter to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of a Business Combination and the liquidation of the Company.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on October 26, 2021, offering costs totaling $16,966,617 (consisting of $5,900,000 of underwriting fees, $10,325,000 of deferred underwriting fees (see “Note 10. Subsequent Events” for the Waiver that the Company executed on July 26, 2023), and $741,617 of actual offering costs, with $833,823 included in accumulated deficit as an allocation for the Public Warrants and the Private Placement Warrants, and $16,132,794 included in additional paid-in capital.

Class A Ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of June 30, 2023 and December 31, 2022, the Class A ordinary shares, classified as temporary equity in the condensed balance sheets, are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2021	$353,625,000
Re-measurement of Class A ordinary shares subject to possible redemption	5,006,581
Class A ordinary shares subject to possible redemption, December 31, 2022	$358,631,581
Re-measurement of Class A ordinary shares subject to possible redemption	3,806,571
Class A ordinary shares subject to possible redemption, March 31, 2023	$362,438,152
Redemption of Class A ordinary shares	(222,500,140)
Re-measurement of Class A ordinary shares subject to possible redemption	2,726,977
Class A ordinary shares subject to possible redemption, June 30, 2023	$142,664,989

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at June 30, 2023, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,025,000 Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The Company’s statement of operations includes a presentation of net income per ordinary share subject to possible redemption and allocates the net income into the two classes of ordinary shares in calculating net earnings per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income per ordinary share is calculated by dividing the net income by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class B ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of non-redeemable Class B ordinary shares outstanding for the period. Nonredeemable Class B ordinary shares include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
Class A ordinary shares subject to possible redemption
Numerator: Income attributable to Class A ordinary shares subject to possible redemption
Net income	$2,830,110	$4,362,296
Net income attributable to Class A ordinary shares subject to possible redemption	$2,830,110	$4,362,296
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	19,175,443	34,500,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.15	$0.13

Non-Redeemable Class B ordinary shares
Numerator: Net income	$1,272,967	$1,090,574
Net income	$1,272,967	$1,090,574
Non-redeemable net income
Denominator: Weighted average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	8,625,000	8,625,000
Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.15	$0.13

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Class A ordinary shares subject to possible redemption
Numerator: Income attributable to Class A ordinary shares subject to possible redemption
Net income	$4,979,678	$11,646,125
Net income attributable to Class A ordinary shares subject to possible redemption	$4,979,678	$11,646,125
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	26,795,388	34,500,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.19	$0.34

Non-Redeemable Class B ordinary shares
Numerator: Net income	$1,602,877	$2,911,532
Net income	$1,602,877	$2,911,532
Non-redeemable net income
Denominator: Weighted average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	8,625,000	8,625,000
Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.19	$0.34

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

An aggregate of $10.25 per Unit sold in the Initial Public Offering was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. In connection with the Shareholder Meeting, the Company announced its intention to instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account prior to October 26, 2023 and thereafter to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of a Business Combination and the liquidation of the Company.

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

Promissory Note-Related Party

In April 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Company had borrowed $209,855 under the Promissory Note and repaid the outstanding amount in full on October 26, 2021. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Promissory Note.

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

On December 28, 2022, the Company issued an unsecured promissory note to the Sponsor (the “First Convertible Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $750,000. The First Convertible Promissory Note is non-interest bearing and payable upon the consummation of the initial Business Combination. At the election of the Sponsor and at any time prior to payment in full of the principal balance, the amounts loaned under the First Convertible Promissory Note can be converted into warrants to purchase Class A ordinary shares (the “Working Capital Warrants”). The Working Capital Warrants are identical to the Private Placement Warrants issued in the Private Placement. The Company has drawn $750,000 on this note as of June 30, 2023 and December 31, 2022.

On April 20, 2023, the Company issued a second unsecured convertible promissory note (the “Second Convertible Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to $1,440,000 (the “Second Working Capital Loan”) from the Sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its amended and restated memorandum and articles of association (as amended following the adoption of the Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on April 20, 2023) and following the request of our Sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination. Up to $750,000 of such loan may, at the Sponsor’s discretion, be converted into Working Capital Warrants at a conversion price of $1.00 per warrant, with each Working Capital Warrant entitling the Sponsor to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Initial Public Offering. The Second Working Capital Loan will not bear any interest, and will be repayable by the Company to our sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Working Capital Loan may be accelerated upon the occurrence of an Event of Default. The Company has drawn $810,000 and $0 on this note as of June 30, 2023 and December 31, 2022.

The number of Working Capital Warrants is calculated as the outstanding principal balance (up to an aggregate $1,500,000) divided by $1.00. The Company notes the fair value of the conversion options are de minimis. As such, as of June 30, 2023 and December 31, 2022, the balances under the First Convertible Promissory Note and the Second Convertible Promissory Note were $1,560,000 and $750,000, respectively.

Administrative Services Agreement

The Company has entered into an agreement with the Sponsor, pursuant to which the Company has agreed to pay the Sponsor a total of $50,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred $150,000 and $300,000, respectively, of expenses related to the agreement, with $50,000 outstanding as of June 30, 2023.

Note 6. Shareholders’ Equity

Preference shares — The Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 13,370,686 and 34,500,000 shares subject to possible redemption as presented in temporary equity.

Class B ordinary shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

The underwriters were paid a cash underwriting discount of $5,900,000 in the aggregate at the closing of the Initial Public Offering. In addition, $0.35 per Unit, or $10,325,000 in the aggregate is payable to the underwriters for deferred underwriting commissions. The deferred fee is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. See “Note 10. Subsequent Events” for the Waiver that the Company executed on July 26, 2023 with one of the underwriters of its Initial Public Offering.

Note 9. Fair Value Measurements

At June 30, 2023 and December 31, 2022, the Company’s warrant liability was valued at $2,704,025 and $4,606,400, respectively. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of June 30, 2023 and December 31, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company’s transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement during the period from April 15, 2021 (inception) through December 31, 2021:

		Private
	Placement	Warrant
	Warrants	Liability
Level 3 derivative warrant liabilities as of December 31, 2021	$9,939,000	$9,939,000
Change in fair value	(7,651,000)	(7,651,000)
Level 3 derivative warrant liabilities as of December 31, 2022	$2,288,000	$2,288,000
Change in fair value	257,000	257,000
Level 3 derivative warrant liabilities as of March 31, 2023	$2,545,000	$2,545,000
Change in fair value	(1,202,000)	1,202,000
Level 3 derivative warrant liabilities as of June 30, 2023	$1,343,000	$1,343,000

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2023 and December 31, 2022:

June 30, 2023

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$142,764,989	$—	$—
Liabilities
Public Warrants	$1,361,025	$—	$—
Private Placement Warrants	$—	$—	$1,343,000

December 31, 2022

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$358,731,581	$—	$—
Liabilities
Public Warrants	$2,318,400	$—	$—
Private Placement Warrants	$—	$—	$2,288,000

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

Based on the applied volatility assumption and the expected term to a business combination noted below, the Company determined that the risk-neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model. As of June 30, 2023 and December 31, 2022, the fair value of the Private Placement Warrants was determined to be $0.08 and $0.13, respectively, per warrant for an aggregate value of $1,343,000 and $2,288,000, respectively. As of June 30, 2023 and December 31, 2022, the Public Warrants had a stated market value of $0.08 and $0.13, respectively, per warrant for an aggregate value of $1,361,025 and $2,318,400, respectively.

The following table presents the changes in the fair value of derivative warrant liabilities from December 31, 2022 through June 30, 2023:

			Total
		Private	Derivative
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities as of December 31, 2021	$10,005,000	$9,939,000	$19,944,000
Change in fair value	(7,686,600)	(7,651,000)	(15,337,600)
Derivative warrant liabilities as of December 31, 2022	$2,318,400	$2,288,000	$4,606,400
Change in fair value	260,475	257,000	517,475
Derivative warrant liabilities as of March 31, 2023	$2,578,875	$2,545,000	$5,123,875
Change in fair value	(1,217,850)	(1,202,000)	(2,419,850)
Derivative warrant liabilities as of June 30, 2023	$1,361,025	$1,343,000	$2,704,025

The key inputs into the Black-Scholes simulation model formula were as follows at June 30, 2023 and December 31, 2022:

	Private Placement Warrants
	June 30, 2023	December 31, 2022
Input
Ordinary share price	$10.65	$10.34
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.05%	3.98%
Volatility	0.001%	0.23%
Term	5.50	5.32
Warrant to buy one share (adjusted for the probability of dissolution)	$0.789	$0.134
Dividend yield	0.00%	0.00%

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

On July 26, 2023, the Company approved the first one-month extension of the time period during which the Company may consummate an initial business combination (such time period, the “Business Combination Period”). In connection with this extension of the Business Combination Period to August 26, 2023 (the “Extension”), the Company drew an aggregate of $120,000 (the “Extension Funds”) from the Second Convertible Promissory Note. As provided for in the amended and restated memorandum and articles of association (as amended following the adoption of the Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on April 20, 2023), the Company deposited the Extension Funds into the Trust Account. Following the $120,000 draw on July 27, 2023 under the Second Convertible Promissory Note, as of the date of this Quarterly Report on Form 10-Q, $930,000 were drawn under the Second Convertible Promissory Note.

On July 26, 2023, the Company executed a waiver with Credit Suisse Securities (USA) LLC (“Credit Suisse”), one of the underwriters of the Company’s Initial Public Offering, pursuant to which Credit Suisse agreed to waive any entitlement, right or interest it has to the deferred underwriting commissions to which Credit Suisse was entitled in connection with the consummation of an initial Business Combination (the “Waiver”). Pursuant to the Waiver, Credit Suisse agreed that such deferred underwriting commissions will no longer be payable to Credit Suisse upon the consummation of an initial Business Combination or otherwise, and Credit Suisse also agreed that its waived deferred underwriting commissions can, at the Company’s discretion, be paid to one or more other parties or otherwise be used in connection with an initial Business Combination.

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

Our sponsor is Iconic Sports Management LLC (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on October 21, 2021. On October 26, 2021, we consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Class A ordinary shares” or “public shares”), including the issuance of 4,500,000 Units as a result of the underwriters’ exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $345,000,000, and incurring offering costs of approximately $16,966,617, consisting of $5,900,000 of underwriting discount, $10,325,000 deferred underwriting commissions (see “-Other Recent Developments” for the Waiver (as defined below) that the Company executed on July 26, 2023), and $741,617 of actual offering costs.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 17,025,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with our Sponsor, generating gross proceeds of approximately $17,025,000.

Following the closing of the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Warrants, an amount of $353,625,000 ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”). As further described under “—Adoption of Extension Amendment Proposal” below, in connection with the Extension Amendment Proposal 21,129,314 public shares were redeemed for a price of approximately $10.53 per public share, for an aggregate redemption amount of $222,500,140.41. Following the adoption of the Extension Amendment Proposal, the Company has 13,370,686 Class A ordinary shares and 8,625,000 Class B ordinary shares issued and outstanding. Following the approval of the Extension Amendment Proposal, the 8,625,000 Class B ordinary shares and 5,000,000 Units held by the Sponsor and our independent directors, Renée E. LaBran, Alex Liu and Fahd Beg, represent 61.9% of the issued and outstanding ordinary shares of the Company.

We have until August 26, 2023 to consummate a Business Combination (the “Combination Period”) (or such longer period as provided in the amendment to the Company’s amended and restated memorandum and articles of association that was adopted on April 20, 2023 by the shareholders of the Company (an “Extension Period”)) (for more information, see below “—Adoption of Extension Amendment Proposal”). However, if we have not completed a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish the rights of the public shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining public shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

As contemplated by the Company’s amended and restated memorandum and articles of association, the holders of public shares were able to elect to redeem all or a portion of their public shares in exchange for their pro rata portion of the funds held in the Trust Account in connection with the Extension Amendment Proposal. In connection with the Extension Amendment Proposal 21,129,314 public shares were redeemed for a price of approximately $10.53 per public share, for an aggregate redemption amount of $222,500,140.41. Following the adoption of the Extension Amendment Proposal, the Company has 13,370,686 Class A ordinary shares and 8,625,000 Class B ordinary shares issued and outstanding. Following the approval of the Extension Amendment Proposal, the 8,625,000 Class B ordinary shares and 5,000,000 Units held by the Sponsor and our independent directors, Renée E. LaBran, Alex Liu and Fahd Beg, represent 61.9% of the issued and outstanding ordinary shares of the Company.

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

In connection with the adoption of the Extension Amendment Proposal, the Company issued a second unsecured convertible promissory note (the “Second Convertible Promissory Note” and together with the First Convertible Promissory Note, the “Convertible Notes”) to the Sponsor on April 20, 2023, pursuant to which the Company may borrow up to $1,440,000 (the “Second Working Capital Loan”) from the Sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its amended and restated memorandum and articles of association (as amended following the adoption of the Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on April 20, 2023) and following the request of our Sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination. Up to $750,000 of such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company at a conversion price of $1.00 per warrant (the “Working Capital Warrants”), with each Working Capital Warrant entitling the Sponsor to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Initial Public Offering. The Second Working Capital Loan will not bear any interest, and will be repayable by the Company to our sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). Any Working Capital Warrants issuable upon conversion of the Second Convertible Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act. As of the date of this Quarterly Report on Form 10-Q, $930,000 were drawn under the Second Convertible Promissory Note.

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

On July 26, 2023, the Company approved the first one-month extension of the Business Combination Period. In connection with this extension of the Business Combination Period to August 26, 2023, the Company drew an aggregate of $120,000 from the Second Convertible Promissory Note. As provided for in the amended and restated memorandum and articles of association (as amended following the adoption of the Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on April 20, 2023), the Company deposited the Extension Funds into the Trust Account. Following the $120,000 draw on July 27, 2023 under the Second Convertible Promissory Note, as of the date of this Quarterly Report on Form 10-Q, $930,000 were drawn under the Second Convertible Promissory Note.

Other Recent Developments

On July 26, 2023, the Company executed a waiver with Credit Suisse Securities (USA) LLC (“Credit Suisse”), one of the underwriters of the Company's Initial Public Offering, pursuant to which Credit Suisse agreed to waive any entitlement, right or interest it has to the deferred underwriting commissions to which Credit Suisse was entitled in connection with the consummation of an initial Business Combination (the “Waiver”). Pursuant to the Waiver, Credit Suisse agreed that such deferred underwriting commissions will no longer be payable to Credit Suisse upon the consummation of an initial Business Combination or otherwise, and Credit Suisse also agreed that its waived deferred underwriting commissions can, at the Company's discretion, be paid to one or more other parties or otherwise be used in connection with an initial Business Combination.

Results of Operations

Our entire activity from inception through June 30, 2023 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended June 30, 2023, we had net income of $4,103,077, which consisted of $683,750 of formation and operating expenses, gain of $2,419,850 for the change in fair value of the warrant liability, dividend income on marketable securities held in trust of $3,150,868, and an unrealized loss of $783,891 on marketable securities held in trust. For the three months ended June 30, 2022, we had net income of $5,452,870, which consisted of $721,159 of formation and operating expenses, offset by a gain of $5,705,300 for the change in fair value of the warrant liability and an unrealized gain of $468,729 on marketable securities held in trust.

For the six months ended June 30, 2023, we had net income of $6,582,555, which consisted of $1,493,368 of formation and operating expenses, gain of $1,902,375 for the change in fair value of the warrant liability, dividend income on marketable securities held in trust of $5,582,423, and an unrealized gain of $591,125 on marketable securities held in trust. For the six months ended June 30, 2022, we had net income of $14,557,657, which consisted of $1,138,743 of formation and operating expenses, offset by a gain of $15,194,050 for the change in fair value of the warrant liability and an unrealized gain of $502,350 on marketable securities held in trust.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had $368,712 in operating cash and a working capital deficit of $3,012,077.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations and Related Party Transactions

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2023, other than as described below.

Underwriting Agreement

The underwriters of the Initial Public Offering are entitled to a deferred discount of $0.35 per Unit, or $10,325,000 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. See “-Other Recent Developments” above for the Waiver that the Company executed on July 26, 2023 with one of the underwriters of its Initial Public Offering.

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

In connection with the adoption of the Extension Amendment Proposal, the Company issued the Second Convertible Promissory Note to the Sponsor on April 20, 2023, pursuant to which the Company may borrow up to $1,440,000 from the Sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its amended and restated memorandum and articles of association (as amended following the adoption of the Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on April 20, 2023) and following the request of our Sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination. Up to $750,000 of such loan may, at the Sponsor’s discretion, be converted into Working Capital Warrants at a conversion price of $1.00 per warrant, with each Working Capital Warrant entitling the Sponsor to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. The Second Working Capital Loan will not bear any interest, and will be repayable by the Company to our sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). As of the date of this Quarterly Report on Form 10-Q, $930,000 were drawn under the Second Convertible Promissory Note.

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

Warrant Liabilities

We account for the warrants underlying the Units and the Private Placement Warrants in accordance with the guidance contained in ASC 815 under which the public warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC 815-40, the public warrants and the Private Placement Warrants are not indexed to our ordinary shares in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, we classify the public warrants and the Private Placement Warrants as liabilities at their fair value and adjust the public warrants and the Private Placement Warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. Subsequent to our Initial Public Offering, the Private Placement Warrants value is based on the public trading value. The Company utilized the Monte Carlo simulation model to value the Private Placement Warrants as of June 30, 2023 and December 31, 2022.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at June 30, 2023, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,025,000 Private Placement Warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, and concluded our disclosure controls and procedures were not effective due solely to the material weakness in our internal controls over financial reporting primarily for the Company’s remeasurement of temporary equity subject to possible redemption, as well as the reconciliation controls that are part of the monthly financial statement close process. Specifically, the operation of the reconciliation process allowed for timing differences for the interest earned on funds held in the Trust Account. The Company determined the control was not operating in a way that would prevent potential future misstatement.

Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement in connection with Initial Public Offering

On October 26, 2021, we consummated our Initial Public Offering of 34,500,000 Units, inclusive of 4,500,000 Units sold to the underwriters upon the underwriters’ election to fully exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $345,000,000. Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC acted as representatives of the underwriters. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-260096 and 333-260421). The registration statements became effective on October 21, 2021. Simultaneously with the consummation of the Initial Public Offering and the full exercise of the over-allotment option, we consummated the Private Placement of 17,025,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $17,025,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.Of the gross proceeds received from the Initial Public Offering, including the over-allotment option, and the sale of the Private Placement Warrants, $353,625,000 was placed in the Trust Account. For more information on the recent redemption of public shares by the Company in connection with the adoption of the Extension Amendment Proposal, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adoption of Extension Amendment Proposal.” We incurred $16,966,617 in transaction costs, including $5,900,000 of underwriting fees, $10,325,000 of deferred underwriting fees (see “-Other Recent Developments” above for the Waiver that the Company executed on July 26, 2023) and $741,617 of other offering costs in connection with the Initial Public Offering and the Private Placement.

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

In connection with the adoption of the Extension Amendment Proposal, the Company issued the Second Convertible Promissory Note to the Sponsor on April 20, 2023, pursuant to which the Company may borrow up to $1,440,000 from the Sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its amended and restated memorandum and articles of association (as amended following the adoption of the Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on April 20, 2023) and following the request of our Sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination. Up to $750,000 of such loan may, at the Sponsor’s discretion, be converted into Working Capital Warrants at a conversion price of $1.00 per warrant, with each Working Capital Warrant entitling the Sponsor to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. The Second Working Capital Loan will not bear any interest, and will be repayable by the Company to our sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). Any Working Capital Warrants issuable upon conversion of the Second Convertible Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act. As of the date of this Quarterly Report on Form 10-Q, $930,000 were drawn under the Second Convertible Promissory Note.

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

ICONIC SPORTS ACQUISITION CORP.

Dated: August 14, 2023	By:	/s/ Fausto Zanetton
		Name:	Fausto Zanetton
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)